Form 10-K
period 2015-11-01
Safari Cayman L.P.
filed 2015-12-23
CIK 1649345

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended: November 1, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to______________

Commission File Number: 333-205938-01
_____________________________________________________________
Safari Cayman L.P.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________________

Cayman Islands (State or Other Jurisdiction of Incorporation or Organization)	98-1254815 (I.R.S. Employer Identification No.)

c/o Pavonia Limited 1 Yishun Avenue 7 Singapore 768923 (Address of Principal Executive Offices)	N/A (Zip Code)
(65) 6755-7888
(Registrant’s telephone number, including area code)
_____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Restricted Exchangeable Units
_____________________________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
State the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: There is no aggregate market value of the common equity of Safari Cayman L.P., as its common equity is not sold or traded.
As of November 30, 2015, the Registrant had no partnership units authorized or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.
The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format permitted by Form 10-K.

SAFARI CAYMAN L.P.
2015 ANNUAL REPORT ON FORM 10-K

PART I
FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, contained in this Form 10-K, in our other filings with the Securities and Exchange Commission (the “SEC”) and in press releases and other public statements we make or will make, which address future activities, events or developments, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, our business. Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Annual Report on Form 10-K to reflect later events or circumstances, to reflect the occurrence of unanticipated events or for any other reason.

As used in this Form 10-K, unless the context requires otherwise, the “Partnership”, “we”, “our” or “us” means Safari Cayman L.P.

ITEM 1.	BUSINESS
Overview
Safari Cayman L.P. is an exempted limited partnership formed under the laws of the Cayman Islands pursuant to an Exempted Limited Partnership Agreement (the “Initial Partnership Agreement”) dated May 26, 2015 by and between Pavonia Limited, a limited company incorporated under the laws of the Republic of Singapore, as our general partner (“Holdco” or our “General Partner”), and Antelope Cayman CLP Limited, an exempted company incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (our “Initial Limited Partner”).
As of November 1, 2015, the Partnership has no operations and no material assets or liabilities. We have not carried on any activities other than those incidental to the Partnership’s formation and the matters contemplated by the Merger Agreement (as defined below). We have no partnership units authorized and outstanding as of such date.
Merger Agreement
We were formed in order to effect a proposed business combination between Avago Technologies Limited, a limited company incorporated under the laws of the Republic of Singapore (“Avago”) and Broadcom Corporation, a California corporation (“Broadcom”), pursuant to an Agreement and Plan of Merger dated as of May 28, 2015, by and among the Partnership, Holdco, our Initial Limited Partner, Avago, Broadcom and certain other parties named therein (as amended, the “Merger Agreement”).
Subject to and upon the terms and conditions of the Merger Agreement and a statutory procedure known as a Scheme of Arrangement (the “Avago Scheme”) to be implemented by Avago under Singapore law and subject to approval of the High Court of the Republic of Singapore, all issued ordinary shares of Avago (“Avago Ordinary Shares”) as of immediately prior to the effective time of the transaction will be exchanged on a one-for-one basis for newly allotted and issued ordinary shares of Holdco (“Holdco Ordinary Shares”), and Broadcom will become an indirect subsidiary of Holdco and the Partnership upon the merger of certain indirect subsidiaries of Holdco with and into Broadcom, with Broadcom continuing as the surviving corporation of each such merger (such mergers, the “Broadcom Merger” and together with the Avago Scheme, the “Transactions”). As a result of the Transactions, both Avago and Broadcom will become indirect subsidiaries of Holdco and the Partnership, and their equity securities will cease to be publicly traded. Holdco will be renamed Broadcom Limited. It is a condition to the Transactions that Holdco ordinary shares be listed on the Nasdaq Global Select Market.
Share Capital
In connection with the Broadcom Merger, each share of Broadcom Class A common stock and Broadcom Class B common stock (collectively, the “Broadcom Common Shares”) will be converted into the right to receive, at the election of each holder of such Broadcom Common Shares, (i) cash, (ii) freely tradable Holdco Ordinary Shares or (iii) limited partnership units in the Partnership (“Restricted Exchangeable Units”), which cannot be transferred, sold or hedged for a period of one or two years after closing of the Transactions (the “Restriction Period”), each in such amounts and subject to such terms and conditions as set forth in the Merger Agreement. Following the Restriction Period, and subject to certain other conditions, a holder of Restricted Exchangeable Units will have the right (the “Exchange Right”) to require us to repurchase any or all of the holder’s Restricted Exchangeable Units in exchange for Holdco Ordinary Shares, or an equivalent cash amount, as determined in the sole discretion of Holdco.
Any shares with respect to which Broadcom shareholders make a valid election to receive cash, Holdco Ordinary Shares or Restricted Exchangeable Units in connection with the Broadcom Merger and subsequent Transactions are referred to herein as “Cash Electing Shares,” “Stock Electing Shares” and “Unit Electing Shares,” respectively.
Upon consummation of the Transactions, the Partnership expects to amend and restate the Initial Partnership Agreement (as amended and restated, the “Restated Partnership Agreement”) to, among other things, provide for the withdrawal of our Initial Limited Partner and the admission of Broadcom shareholders, who have elected to receive Restricted Exchangeable Units, as limited partners of the Partnership (each, a “Limited Partner” and together, the “Limited Partners”). In addition, we expect to establish and authorize the issuance of: (i) Common Units to Holdco, as our General Partner and (ii) Restricted Exchangeable Units, to the former Broadcom shareholders, as our Limited Partners.
The Transactions are expected to close on or about February 1, 2016, subject to certain customary closing conditions.
Other Information
Safari Cayman L.P. was incorporated under the laws of the Cayman Islands in May 2015. The address of our registered office is at the offices of Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The address of our principal executive offices is 1 Yishun Avenue 7, Singapore 768923, and our telephone number is (65) 6755-7888. In conjunction with the Partnership’s formation, an election was made to treat the Partnership as a disregarded entity for U.S. tax purposes.
We are subject to the information and periodic reporting requirements of the Exchange Act, and, in accordance therewith, file periodic reports and other information with the SEC. Such periodic reports and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS
The following risk factors anticipate the consummation of Transactions, however, we cannot assure you that the Transactions will be completed on the terms or timetable proposed, if at all. Investing in our partnership units or exchanging our partnership units for Holdco Ordinary Shares, as applicable, involves a high degree of risk. Before making an investment decision you should consider carefully the risk factors described below, together with the other information contained in this Annual Report on Form 10-K and other documents we file with the SEC, such as our quarterly reports on Form 10-Q, our current reports on Form 8-K and any public announcements we make from time to time.
Risks Related to Unit Election
Broadcom shareholders may receive a portion of their consideration in a different form from that which they elect.
As a result of the Transactions, each issued and outstanding Broadcom Common Share, other than shares which are voted against the Broadcom Merger, will be converted into the right to receive cash, Holdco Ordinary Shares and/or Restricted Exchangeable Units.
Although each Broadcom Shareholder may elect to receive all cash or all Holdco Ordinary Shares in the Transactions, such elections are subject to proration procedures as set forth in the Merger Agreement. The pool of cash and the number of Holdco Ordinary Shares available for all Broadcom shareholders will be fixed at the aggregate amount of cash that would have been paid, and the aggregate number of Holdco Ordinary Shares that would have been allotted and issued, to all of the holders of Broadcom Common Shares if 50% of the Broadcom Common Shares were Stock Electing Shares and 50% of the Broadcom Common Shares were Cash Electing Shares. As a result, if the aggregate number of shares with respect to which either cash elections or Holdco Ordinary Share elections have been made would otherwise result in payments of cash or shares in excess of the maximum amount of cash or number of Holdco Ordinary Shares available, and a Broadcom shareholder has chosen the consideration election that exceeds the maximum available, such Broadcom shareholder will receive consideration in part in a form that such shareholder did not elect.
The mix of consideration payable to Broadcom shareholders who make cash elections or Holdco Ordinary Share elections, giving effect to the proration procedure, will not be known until Holdco tallies the results of the elections made by Broadcom shareholders, which will not occur until shortly prior to the closing of the Transactions. As a result, Broadcom shareholders who make cash elections or Holdco Ordinary Share elections cannot determine the exact amount of cash and the exact number of Holdco Ordinary Shares that they will receive in the Transactions prior to making an election. This could result in, among other things, tax consequences that differ from those that would have resulted if such Broadcom shareholder had received the form of consideration that the shareholder elected.
Risks Relating to Restricted Exchangeable Units
Broadcom shareholders who elect to receive Restricted Exchangeable Units will be unable to transfer, pledge or grant liens on their Restricted Exchangeable Units for a period of up to two years following the closing of the Transactions.
During the Restricted Period, which will last up to two years following the effective time of the Broadcom Merger, holders of Restricted Exchangeable Units may not sell transfer, convey, assign, pledge, grant a security interest or other lien, encumber or dispose of (whether directly or indirectly, whether with or without consideration and whether voluntarily or involuntarily or by operation of law) any interest in any Restricted Exchangeable Units, except under limited circumstances set forth in the Restated Partnership Agreement. Accordingly, any such holder’s investment will be illiquid for a period of up to two years.
Holders of Restricted Exchangeable Units are also prohibited from short sales, hedging and granting liens on their Restricted Exchangeable Units.
Unless otherwise approved in writing by Holdco in its sole discretion as the General Partner of the Partnership, during the Restricted Period, holders of Restricted Exchangeable Units may not be a party to or participate, directly or indirectly, in any short sale, forward contract to sell, option or forward contract to purchase, swap or other hedging, synthetic, “put” equivalent or similar derivative instrument or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Restricted Exchangeable Units or any Holdco Ordinary Shares, whether settled in cash or securities. Holders of Unit Electing Shares will also be required in their election form to (i) represent that such holder is not a party to and does not otherwise participate, directly or indirectly, in any such transaction and (ii) acknowledge that such holder will, upon accepting Restricted Exchangeable Units, be deemed, by virtue of acceptance of such Restricted Exchangeable Units and without any further action on such holder’s part, to have executed the Restated Partnership Agreement and agreed to the rights, privileges, restrictions and conditions of the Restricted Exchangeable Units and to comply with the terms and restrictions of the Restated Partnership Agreement. In the event of a breach by any holder of the hedging restrictions in the Restated Partnership Agreement, the Restricted Period applicable to such holder’s Restricted Exchangeable Units will be extended by two years.
An active trading market for the Restricted Exchangeable Units is not expected to develop.
Prior to the completion of the Transactions, there will have been no public market for the Restricted Exchangeable Units. Additionally, the Restricted Exchangeable Units will not be listed by the Partnership on a national exchange in the United States. An active public market for the Restricted Exchangeable Units is not expected to develop after the completion of the Transactions. In addition, although as of the time of closing of the Transactions, the Restricted Exchangeable Units will have been registered under the Exchange Act, our General Partner is under no obligation to continue such registration and is authorized to deregister the Restricted Exchangeable Units at any time such registration is not legally required. As a result, even after the Restricted Period has concluded, it will be very difficult to sell Restricted Exchangeable Units at a price that is attractive, or at all.
Future sales of Holdco Ordinary Shares in the public market could cause the value of Restricted Exchangeable Units to fall.
Sales of a substantial number of Holdco Ordinary Shares in the public market, or the perception that these sales might occur, could depress the value of the Restricted Exchangeable Units because the value of the Restricted Exchangeable Units is expected to be derivative of the value of Holdco Ordinary Shares. During the Restricted Period, holders of the Restricted Exchangeable Units will not be able to sell such units to mitigate losses under such circumstances.
The Broadcom board of directors has not made any recommendation with respect to whether a Broadcom shareholder should make a Unit election.
The Broadcom board of directors makes no recommendation as to whether any Broadcom shareholder should make an election to receive Restricted Exchangeable Units. A Broadcom shareholder’s determination to elect to receive Restricted Exchangeable Units is a purely voluntary decision, and no Restricted Exchangeable Units will be issued to any Broadcom shareholder who has not elected to receive those securities. In making this decision, Broadcom shareholders will not have the benefit of any recommendation of Broadcom’s board of directors. Broadcom shareholders should consult with their own legal, tax and financial advisors in making such decision.
The exchange of Restricted Exchangeable Units into Holdco Ordinary Shares is subject to significant restrictions, including the right of Holdco in its sole discretion to cause the Partnership to repurchase such Restricted Exchangeable Units for cash instead of Holdco Ordinary Shares.
Under the terms of the Restated Partnership Agreement, the Restricted Exchangeable Units will not be exchangeable for Holdco Ordinary Shares for a period of up to three years following the closing of the Transactions.

From and after the end of the Restricted Period, which will last up to two years following the effective time of the Transaction, holders of the Restricted Exchangeable Units will be entitled, subject to compliance with the procedures set forth in the Restated Partnership Agreement, to require the Partnership to repurchase all or any portion of such holder’s Restricted Exchangeable Units in exchange for Holdco Ordinary Shares, at a ratio of one Holdco Ordinary Share for each Restricted Exchangeable Unit, subject to the right of Holdco, in its capacity as our General Partner, in its sole discretion, to cause the Partnership to repurchase the Restricted Exchangeable Units for cash (in an amount determined in accordance with the terms of the Restated Partnership Agreement based on the market price of Holdco Ordinary Shares) in lieu of exchanging Restricted Exchangeable Units for Holdco Ordinary Shares. The ability of Holdco, in its sole discretion as our General Partner, to cause us to repurchase Restricted Exchangeable Units for cash could result in, among other things, tax consequences that differ from those that would have resulted if the holder of such Restricted Exchangeable Units had received Holdco Ordinary Shares.
In addition, prior to the third anniversary following the closing of the Transactions, it is a condition precedent to the obligation of the Partnership to repurchase such Restricted Exchangeable Units, and the holder of such Restricted Exchangeable Units shall not be permitted to exercise his Exchange Right, unless (i) Holdco has received a written opinion from an independent nationally recognized law or accounting firm that the Exchange Right should not cause Holdco to be treated as (a) a “surrogate foreign corporation” (within the meaning of Section 7874(a)(2)(B) of the Internal Revenue Code of 1986, as amended (the “Code”)) or (b) a “domestic corporation” (within the meaning of Section 7874(b) of the Code) and (ii) Holdco’s independent auditor has determined that no reserve shall be required for financial accounting purposes relating to Section 7874 of the Code, as amended, as a result of the exercise of such Exchange Right. No assurance can be provided as to whether or not such determinations will be obtainable.
The value of the Holdco Ordinary Shares received in any exchange of Restricted Exchangeable Units, or the cash amount to be paid by us in lieu thereof, may fluctuate.
The value of the Holdco Ordinary Shares into which the Restricted Exchangeable Units may be exchanged, or the cash amount to be paid by us in lieu thereof, may be subject to significant fluctuations for many reasons, including:

•	general economic and political conditions and specific conditions in the semiconductor industry;

•	changes in expectations as to the future financial performance of the combined company, including financial estimates or publication of research reports by securities analysts;

•	quarterly variations in operating results;

•	variances of quarterly results of operations from securities analysts’ estimates;

•	strategic moves by Holdco or its competitors, such as acquisitions or restructurings;

•	announcements of new products or technical innovations by Holdco or its competitors;

•	actions by institutional shareholders; and

•	speculation in the press or investment community.
Consequently, due to these potential fluctuations in value of Holdco Ordinary Shares, at the time that the Exchange Right of holders of Restricted Exchangeable Units becomes exercisable, the Holdco Ordinary Shares into which the Restricted Exchangeable Units may be exchanged, or the cash amount to be paid by us in lieu thereof, may have a value that differs from the value of Holdco Ordinary Shares as of the effective time of the Transactions.
In certain circumstances, a Limited Partner may lose its limited liability status.
The Exempted Limited Partnership Law, 2014 of the Cayman Islands (as amended and any successor to such statute, the “Cayman Islands Limited Partnerships Act”) provides that a limited partner with the benefits of limited liability unless, in addition to exercising rights and powers as a limited partner, such limited partner takes part in the control or conduct of the business of a limited partnership of which such limited partner is a partner (subject to certain qualifications and exceptions). Subject to the provisions of the Cayman Islands Limited Partnerships Act and of similar legislation in other jurisdictions, the liability of each limited partner for the debts, liabilities and obligations of the Partnership will be limited to the limited partner’s capital contribution, plus the limited partner’s share of any undistributed income of the Partnership. However, pursuant to the Cayman Islands Limited Partnerships Act, where a limited partner has received a payment representing the return of all or part of that limited partner’s capital contribution or is released from any outstanding obligation in respect of his commitment and, at the time that payment was made or release effected, (i) the limited partnership is insolvent; and (ii) the limited partner had actual knowledge of the insolvency of the limited partnership, then for a period of six months, but not thereafter, such limited partner would be liable to the Partnership or, where the Partnership is dissolved, to its creditors, to repay such payment or perform the released obligation with interest to the extent that such contribution or part thereof is, necessary to discharge the liabilities of the Partnership to all creditors who extended credit or whose claims otherwise arose before the return of the capital contribution.
The limitation of liability conferred under the Cayman Limited Partnerships Act may be ineffective outside the Cayman Islands except to the extent it is given extra-territorial recognition or effect by the laws of other jurisdictions. There may also be requirements to be satisfied in each jurisdiction to maintain limited liability. If limited liability is lost, limited partners may be considered to be general partners (and therefore be subject to unlimited liability) in such jurisdiction by creditors and others having claims against the Partnership.
The Restricted Exchangeable Units to be received by Broadcom shareholders in connection with the Transactions will have significantly different rights from the common shares of Broadcom.
Upon consummation of the Transactions, Broadcom shareholders may become holders of Restricted Exchangeable Units, and their rights as such holders will be governed by the Restated Partnership Agreement and the laws of the Cayman Islands. The existing rights associated with Broadcom Common Shares are different from the rights associated with the Restricted Exchangeable Units.
Under certain circumstances, the voting rights of Restricted Exchangeable Units will be limited.
Each holder of Restricted Exchangeable Units will have the benefit of a voting trust agreement (the “Voting Trust Agreement”) to be entered into by and among the Partnership, Holdco and a trustee to be agreed upon by the Partnership and Holdco (the “Trustee”). Pursuant to the terms of the Voting Trust Agreement, the holders of Restricted Exchangeable Units will be able to direct the Trustee under the Voting Trust Agreement, as their proxy, to vote on their behalf in substantially all votes that are presented to the holders of Holdco Ordinary Shares. However, under the Voting Trust Agreement, the number of votes held by the Trustee, and to be cast at the direction of holders of Restricted Exchangeable Units, will equal the lesser of (i) the number of votes which would attach to the Holdco Ordinary Shares receivable upon the exchange of the Restricted Exchangeable Units of the Partnership outstanding as of the record date of a Holdco shareholder meeting (other than Restricted Exchangeable Units held by Holdco or any of its subsidiaries) and (ii) a number of votes equal to 19.9% of the aggregate voting power exercisable at the time of such record date. Therefore, holders of Restricted Exchangeable Units may be entitled to vote on less than a one-to-one basis with Holdco Ordinary Shares.
In addition, the Trustee will hold a non-economic voting preference share in the capital of Holdco (the “Special Voting Share”) that entitles the Trustee to a number of votes equal to the lesser of (i) the number of votes which would attach to the Holdco Ordinary Shares receivable upon the exchange of Restricted Exchangeable Units of the Partnership outstanding as of the record date of a Holdco shareholder meeting (other than Restricted Exchangeable Units held by Holdco or any of its subsidiaries) and (ii) a number of votes equal to 19.9% of the aggregate voting power exercisable at the time of such record date. In the event that, under applicable law, any matter requires the approval of the holder of record of a Special Voting Share, voting separately as a class, the Voting Trust Agreement restricts the ability of holders of Restricted Exchangeable Units to exercise such voting rights.
Risks Relating to Holdco Ordinary Shares
Sales of substantial amounts of Holdco Ordinary Shares in the open market by former shareholders could depress the share price of Holdco.
Other than shares held by affiliates of Avago or Broadcom, Holdco Ordinary Shares that are allotted and issued to holders of Avago Ordinary Shares or holders of Broadcom Common Shares will be freely tradable by the former shareholders of Avago and Broadcom without restrictions or further registration under the Securities Act.
If the Transactions are completed and if Holdco’s shareholders sell substantial amounts of Holdco Ordinary Shares in the public market following the completion of the Transactions, including shares allotted and issued upon the vesting or exercise of outstanding stock options or restricted stock units, the market price of Holdco Ordinary Shares may decrease. These sales might also make it more difficult for Holdco to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.
The trading price of Holdco Ordinary Shares may be affected by factors different from those currently affecting the prices of Avago Ordinary Shares and Broadcom Class A common stock.
Upon completion of the Transactions, Avago shareholders and certain Broadcom shareholders will become holders of Holdco Ordinary Shares. The results of operations of Holdco, as well as the trading price of Holdco Ordinary Shares after the Transactions, may be affected by factors different from those currently affecting Avago’s and Broadcom’s results of operations and the trading prices of Avago Ordinary Shares and Broadcom Class A common stock.
The trading price of Holdco Ordinary Shares may be subject to wide fluctuations, and the value of your investments could materially decline.
Investors who hold Holdco Ordinary Shares may not be able to sell their shares at or above the value of their original investment in Avago Ordinary Shares or Broadcom Class A common stock. Avago Ordinary Shares and Broadcom Class A common stock have experienced substantial price volatility, particularly as a result of quarterly variations in results and the published expectations of analysts and announcements by Avago, Broadcom and their respective competitors, and prevailing market and economic conditions. The semiconductor industry is highly cyclical, and Holdco may experience declines in its revenue related to industry conditions. Accordingly, the trading price of Holdco Ordinary Shares after completion of the Transactions is likely to be subject to similar volatility.
Fluctuations in share prices have occurred and may continue to occur in response to various factors, many of which Holdco cannot control, including:

•	general economic and political conditions and specific conditions in the semiconductor industry;

•	changes in expectations as to the future financial performance of the combined company, including financial estimates or publication of research reports by securities analysts;

•	quarterly variations in operating results;

•	variances of quarterly results of operations from securities analysts’ estimates;

•	strategic moves by Holdco or its competitors, such as acquisitions or restructurings;

•	announcements of new products or technical innovations by Holdco or its competitors;

•	actions by institutional shareholders; and

•	speculation in the press or investment community.
Accordingly, you may not be able to resell your Holdco Ordinary Shares at or above the value of your initial investment in Avago Ordinary Shares or Broadcom Common Shares.
In addition, the stock market in general, and the market prices for semiconductor-related companies in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the trading price of Holdco Ordinary Shares, regardless of Holdco’s operating performance. In the past, securities class action litigation often has been brought against a company following periods of volatility in the trading price of its securities. Companies in technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their share prices. Accordingly, the combined company may be the target of securities litigation in the future. Any securities litigation could result in substantial costs and could divert the attention and resources of Holdco’s management.
 An active trading market for Holdco Ordinary Shares may not develop.
Prior to the completion of the Transactions, there will have been no public market for Holdco Ordinary Shares. We cannot predict the extent to which investor interest in Holdco will lead to the development of an active trading market on NASDAQ or how liquid that market might become. An active public market for Holdco Ordinary Shares may not develop or be sustained after the completion of the Transactions. If an active public market does not develop or is not sustained, it may be difficult for you to sell your Holdco Ordinary Shares at a price that is attractive to you, or at all.
The Holdco Ordinary Shares to be received by Broadcom shareholders in connection with the Transactions will have significantly different rights from the Broadcom Common Shares.
Upon consummation of the Transactions, Broadcom shareholders may become Holdco shareholders and their rights as shareholders will be governed by Holdco’s charter documents and the laws of the Republic of Singapore. The existing rights associated with Broadcom Common Shares are different from the rights associated with Holdco Ordinary Shares.
Holdco cannot assure you that it will pay any cash dividends or repurchase any Holdco Ordinary Shares for the foreseeable future or that you will realize gains on Holdco Ordinary Shares.
Any determination to pay dividends in the future will be at the sole discretion of the Holdco board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing its debt and equity financing and any future indebtedness it may incur, restrictions imposed by applicable law and other factors the Holdco board of directors deems relevant.
Furthermore, Holdco may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by the Holdco board of directors at any time prior to the payment thereof. Future dividends and share repurchases, if any, their timing and amount, may be affected by, among other factors: Holdco’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to Holdco’s business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and Holdco’s corporate structure. Pursuant to Singapore law and Holdco’s charter documents, no dividends may be paid except out of Holdco’s profits. Additionally, realization of a gain on your Holdco Ordinary Shares will depend on the appreciation of the price of your Holdco Ordinary Shares, which may never occur.
Pursuant to Singapore law, any share repurchase by Holdco would be subject to the relevant provisions of the Singapore Companies Act, including the requirement for shareholder approval and a cap on the number of shares to be repurchased.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

We do not own or rent facilities of any kind. At present, we operate from our principal office address that is located within the offices of Holdco, our General Partner, who provides this space to us free of charge. However, since we were formed in order to effect a proposed business combination between Avago and Broadcom, we have not carried on any activities other than those incidental to the Partnership’s formation and the matters contemplated by the Merger Agreement and we don’t believe the amount relating to use of office space to be material for financial reporting purposes. We expect to continue to use this space for our principal office for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS
Lawsuits Relating to the Pending Acquisition of Broadcom
Since the announcement of the Transactions, 11 putative class action complaints have been filed by and purportedly on behalf of alleged Broadcom shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015 (the “Federal Actions”). On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015 (together with Jew v. Broadcom Corp., et al., the “State Actions”). The Federal Actions and State Actions name as defendants, among other parties, Broadcom, members of Broadcom’s board of directors and Safari Cayman L.P., and allege, among other things, that the board of directors of Broadcom breached their fiduciary duties by approving the Merger Agreement and that Safari Cayman L.P. aided and abetted the Broadcom directors in the alleged breaches of their fiduciary duties. The plaintiffs seek, among other things, injunctive relief to prevent the Transactions from closing. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 4, 2015, Broadcom, members of Broadcom’s board of directors and Safari Cayman L.P. filed a motion to stay the State Actions. On September 18, 2015, the United States District Court for the Central District of California consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979-JVS-PJW. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions. On October 28, 2015, Broadcom supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, Broadcom shareholders voted to approve the Transactions.
On November 16, 2015, the United States District Court for the Central District of California appointed lead plaintiffs and lead counsel in the Federal Action.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of November 1, 2015, there are no partnership units authorized, issued or outstanding.
Holders
As of November 1, 2015, there are no partnership units authorized for issuance. Following the consummation of the Transactions, we expect to authorize and issue (i) Common Units to Holdco, as our General Partner; and (ii) Restricted Exchangeable Units to certain former Broadcom shareholders, as our Limited Partners, in such number and on such terms and conditions as provided for by the Merger Agreement.
Dividends
The Partnership has not paid any cash dividends to date. As noted above, the Partnership expects to enter into the Restated Partnership Agreement upon consummation of the Transactions. Subject to the provisions set forth in the Restated Partnership Agreement, if a cash dividend is declared by Holdco and is payable in respect of a Holdco Ordinary Share, we will be required to make a distribution in the same amount in respect of each corresponding Restricted Exchangeable Unit and Common Unit.
If additional Holdco Ordinary Shares are declared and payable as a stock dividend, then we will be required to issue additional corresponding Restricted Exchangeable Units. The record date and payment date for distributions on the Restricted Exchangeable Units will be the same as the relevant record date and payment date for the dividends on the Holdco Ordinary Shares.
In no case will we be required to make a distribution if such distribution would violate the Cayman Islands Limited Partnerships Act or any other applicable law.
Our General Partner may authorize us to make further cash distributions to Holdco in order to fund repurchases, redemptions or acquisitions of Holdco Ordinary Shares and in order to fund expenses or other obligations incurred by Holdco as a consequence of its role as the General Partner, including, in amounts required for Holdco to pay any tax liabilities, operating or administrative costs, indemnification obligations of Holdco owing to officers, directors and other persons, expenses incurred for director and officer insurance, expenses incurred as a result of litigation, expenses related to any securities offering, investment or acquisition transaction, any judgments, settlements, penalties or fines and other fees related to the maintenance and existence of the General Partner. However, none of such distributions may be used to pay or facilitate dividends or distributions on the Holdco Ordinary Shares. For a discussion on the restrictions related to dividends payable by Holdco, please see the risk factor entitled “Risks Related to Holdco Ordinary Shares - Holdco cannot assure you that it will pay any cash dividends or repurchase any Holdco Ordinary Shares for the foreseeable future or that you will realize gains on Holdco Ordinary Shares.”
Securities Authorized for Issuance under an Equity Compensation Plan.
The Partnership has not authorized the issuance of any partnership units in connection with any form of equity compensation plan.
Recent Sale of Unregistered Securities
During the year ended November 1, 2015, the Partnership did not have any sales of partnership units.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Restated Partnership Agreement, will generally govern the sources and uses of the Partnership’s revenue. As noted above, pursuant to the terms of the Restated Partnership Agreement, following the Restriction Period and subject to the terms and conditions of the Merger Agreement, a holder of Restricted Exchangeable Units will have the right to require us to repurchase any or all of the holder’s Restricted Exchangeable Units. In such case, either we or our General Partner will repurchase each Restricted Exchangeable Unit submitted for repurchase in consideration for either one Holdco Ordinary Share or an equivalent cash amount, as determined by our General Partner in its sole discretion.
In the event that Holdco issues Holdco Ordinary Shares, the Restated Partnership Agreement requires Holdco to contribute the net proceeds from the issuance of such shares to us as a capital contribution on account of its Common Units. In the event that a new class of shares in the capital of Holdco is created, the General Partner will create a corresponding new class of partnership units that has corresponding distribution rights to such new class of shares and will cause us to issue new units of such class to Holdco. The Restated Partnership Agreement also requires Holdco to contribute the net proceeds from the issuance of such shares to us in exchange for such units.

If Holdco proposes to redeem, repurchase or otherwise acquire any Holdco Ordinary Shares for cash, the Restated Partnership Agreement requires us, immediately prior to such redemption, repurchase or acquisition, to make a distribution to Holdco on the Common Units in an amount sufficient for Holdco to fund such redemption, repurchase or acquisition, as the case may be.

ITEM 6.	SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Safari Cayman L.P. is an exempted limited partnership formed under the laws of the Cayman Islands pursuant to an Exempted Limited Partnership Agreement (the “Initial Partnership Agreement”) dated May 26, 2015 by and between Pavonia Limited, a limited company incorporated under the laws of the Republic of Singapore, as our general partner (“Holdco” or our “General Partner”), and Antelope Cayman CLP Limited, an exempted company incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (our “Initial Limited Partner”).
As of November 1, 2015, the Partnership has no operations and no material assets or liabilities. We have not carried on any activities other than those incidental to the Partnership’s formation and the matters contemplated by the Merger Agreement (as defined below). We have no partnership units authorized and outstanding as of such date.
Merger Agreement
We were formed in order to effect a proposed business combination between Avago Technologies Limited, a limited company incorporated under the laws of the Republic of Singapore (“Avago”) and Broadcom Corporation, a California corporation (“Broadcom”), pursuant to an Agreement and Plan of Merger dated as of May 28, 2015, by and among the Partnership, Holdco, our Initial Limited Partner, Avago, Broadcom and certain other parties named therein (as amended, the “Merger Agreement”).
Subject to and upon the terms and conditions of the Merger Agreement and a statutory procedure known as a Scheme of Arrangement (the “Avago Scheme”) to be implemented by Avago under Singapore law and subject to approval of the High Court of the Republic of Singapore, all issued ordinary shares of Avago (“Avago Ordinary Shares”) as of immediately prior to the effective time of the transaction will be exchanged on a one-for-one basis for newly allotted and issued ordinary shares of Holdco (“Holdco Ordinary Shares”), and Broadcom will become an indirect subsidiary of Holdco and the Partnership upon the merger of certain indirect subsidiaries of Holdco with and into Broadcom, with Broadcom continuing as the surviving corporation of each such merger (such mergers, the “Broadcom Merger” and together with the Avago Scheme, the “Transactions”). As a result of the Transactions, both Avago and Broadcom will become indirect subsidiaries of Holdco and the Partnership, and their equity securities will cease to be publicly traded. Holdco will be renamed Broadcom Limited. It is a condition to the Transactions that Holdco ordinary shares be listed on the Nasdaq Global Select Market.
Share Capital
In connection with the Broadcom Merger, each share of Broadcom Class A common stock and Broadcom Class B common stock (collectively, the “Broadcom Common Shares”) will be converted into the right to receive, at the election of each holder of such Broadcom Common Shares, (i) cash, (ii) freely tradable Holdco Ordinary Shares or (iii) limited partnership units in the Partnership (“Restricted Exchangeable Units”) which cannot be transferred, sold, or hedged for a period of one or two years after closing of the Transactions (the “Restriction Period”), each in such amounts and subject to such terms and conditions as set forth in the Merger Agreement. Following the Restriction Period, and subject to certain other conditions, a holder of Restricted Exchangeable Units will have the right (the “Exchange Right”) to require us to repurchase any or all of the holder’s Restricted Exchangeable Units in exchange for Holdco Ordinary Shares, or an equivalent cash amount, as determined in the sole discretion of Holdco.
Any shares with respect to which Broadcom shareholders make a valid election to receive cash, Holdco Ordinary Shares or Restricted Exchangeable Units in connection with the Broadcom Merger and subsequent Transactions are referred to herein as “Cash Electing Shares,” “Stock Electing Shares” and “Unit Electing Shares,” respectively.
Upon consummation of the Transactions, the Partnership expects to amend and restate the Initial Partnership Agreement (as amended and restated, the “Restated Partnership Agreement”) to, among other things, provide for the withdrawal of our Initial Limited Partner and the admission of Broadcom shareholders, who have elected to receive Restricted Exchangeable Units, as limited partners of the Partnership (each, a “Limited Partner” and together, the “Limited Partners”). In addition, we expect to establish and authorize the issuance of: (i) Common Units to Holdco, as our General Partner and (ii) Restricted Exchangeable Units, to the former Broadcom shareholders, as our Limited Partners.
The Transactions are expected to close on or about February 1, 2016, subject to certain customary closing conditions.

Liquidity and Capital Resources
The Partnership has had a limited operating history and does not have any revenues or earnings from operations to date. The Partnership has limited assets and financial resources.
As of November 1, 2015, the Partnership has not authorized the issuance of any partnership units.
Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SAFARI CAYMAN LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pavonia Limited, the sole general partner of Safari Cayman, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Safari Cayman L.P. and its subsidiaries at November 1, 2015, and the results of their operations and their cash flows for the period from May 27, 2015 (date of inception) to November 1, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 23, 2015

SAFARI CAYMAN L.P.
CONSOLIDATED BALANCE SHEET

November 1, 2015
(In thousands, except unit amounts)
ASSETS
Current assets:
Total current assets	$—
Total assets	$—
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Total current liabilities	$—
Total liabilities	—
Commitments and contingencies (Note 5)
Partners’ capital:
Partnership units, no par value; no units authorized, issued or outstanding on November 1, 2015	—
Restricted partnership units, no par value; no units authorized, issued or outstanding on November 1, 2015	—
General Partner’s deficit	—
Limited Partner’s deficit	—
Accumulated other comprehensive income (loss)	—
Total partners’ capital	—
Total liabilities and partners’ capital	$—
The accompanying notes are an integral part of these consolidated financial statements.

SAFARI CAYMAN L.P.
CONSOLIDATED STATEMENT OF OPERATIONS

From May 27, 2015 (date of inception) to November 1, 2015
(In thousands, except per unit data)
Net revenue	$—
Total operating expenses	105
Provision for income taxes	—
Net loss	$(105)

General partner’s interest in net loss	$(105)
Limited partner’s interest in net loss	$—

Loss per partner unit - basic and diluted
Net loss per partner unit	$—

Weighted-average partner units outstanding:
Basic and diluted	—
The accompanying notes are an integral part of these consolidated financial statements.

SAFARI CAYMAN L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS

From May 27, 2015 (date of inception) to November 1, 2015
(In thousands)
Cash flows from operating activities:
Net loss	$(105)
Adjustments to reconcile net loss to net cash provided by operating activities:	—
Changes in assets and liabilities:
Other current assets and current liabilities	—
Net cash used in operating activities	(105)
Cash flows from investing activities:
Net cash provided by investing activities	—
Cash flows from financing activities:
Contributions from General Partner	105
Net cash provided by financing activities	105
Net change in cash and cash equivalents	—
Cash and cash equivalents at the beginning of period	—
Cash and cash equivalents at the end of year	$—
  The accompanying notes are an integral part of these consolidated financial statements.

SAFARI CAYMAN L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Limited Partner’s Units	Limited Partner’s Capital	General Partner’s Capital (Deficit)	Limited Partner’s Capital (Deficit)	Total Partners’ Capital (Deficit)
	(In thousands, except unit amounts)
May 27, 2015 (date of inception)	$—	$—	$—	$—	$—
General Partner contribution	—	—	105	—	105
Net loss, November 1, 2015	—	—	(105)	—	(105)
Balance, November 1, 2015	$—	$—	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SAFARI CAYMAN L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview
Safari Cayman L.P. (the “Partnership”, “we”, “our” or “us”) is an exempted limited partnership formed under the laws of the Cayman Islands pursuant to an Exempted Limited Partnership Agreement (the “Initial Partnership Agreement”) dated May 26, 2015 by and between Pavonia Limited, a limited company incorporated under the laws of the Republic of Singapore, as our general partner (“Holdco” or our “General Partner”), and Antelope Cayman CLP Limited, an exempted company incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (our “Initial Limited Partner”). The Partnership’s subsidiaries include Avago Technologies Cayman Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands and Avago Technologies Cayman Finance Limited, an exempted company incorporated with limited liabilities under the laws of the Cayman Islands.
As of November 1, 2015, the Partnership has no operations and no material assets or liabilities. We have not carried on any activities other than those incidental to the Partnership’s formation and the matters contemplated by the Merger Agreement (as defined below). Expenses incurred from May 27, 2015 (the date of inception) to November 1, 2015 consisted primarily of audit and legal related costs incurred in connection with formation of the Partnership. We have no partnership units authorized, issued or outstanding as of such date.
Merger Agreement
We were formed in order to effect a proposed business combination between Avago Technologies Limited, a limited company incorporated under the laws of the Republic of Singapore (“Avago”) and Broadcom Corporation, a California corporation (“Broadcom”), pursuant to an Agreement and Plan of Merger dated as of May 28, 2015, by and among the Partnership, Holdco, our Initial Limited Partner, Avago, Broadcom and certain other parties named therein (as amended, the “Merger Agreement”).
Subject to and upon the terms and conditions of the Merger Agreement and a statutory procedure known as a Scheme of Arrangement (the “Avago Scheme”) to be implemented by Avago under Singapore law and subject to approval of the High Court of the Republic of Singapore, all issued ordinary shares of Avago (“Avago Ordinary Shares”) as of immediately prior to the effective time of the transaction will be exchanged on a one-for-one basis for newly allotted and issued ordinary shares of Holdco (“Holdco Ordinary Shares”), and Broadcom will become an indirect subsidiary of Holdco and the Partnership upon the merger of certain indirect subsidiaries of Holdco with and into Broadcom, with Broadcom continuing as the surviving corporation of each such merger (such mergers, the “Broadcom Merger” and together with the Avago Scheme, the “Transactions”). As a result of the Transactions, both Avago and Broadcom will become indirect subsidiaries of Holdco and the Partnership, and their equity securities will cease to be publicly traded. Holdco will be renamed Broadcom Limited. It is a condition to the Transactions that Holdco ordinary shares be listed on the Nasdaq Global Select Market.
Share Capital
In connection with the Broadcom Merger, each share of Broadcom Class A common stock and Broadcom Class B common stock (collectively, the “Broadcom Common Shares”) will be converted into the right to receive, at the election of each holder of such Broadcom Common Shares, (i) cash, (ii) freely tradable Holdco Ordinary Shares or (iii) limited partnership units in the Partnership (“Restricted Exchangeable Units”) which cannot be transferred, sold, or hedged for a period of one or two years after closing of the Transactions (the “Restriction Period”), each in such amounts and subject to such terms and conditions as set forth in the Merger Agreement. Following the Restriction Period, and subject to certain other conditions, a holder of Restricted Exchangeable Units will have the right (the “Exchange Right”) to require us to repurchase any or all of the holder’s Restricted Exchangeable Units in exchange for Holdco Ordinary Shares, or an equivalent cash amount, as determined in the sole discretion of Holdco.
Any shares with respect to which Broadcom shareholders make a valid election to receive cash, Holdco Ordinary Shares or Restricted Exchangeable Units in connection with the Broadcom Merger and subsequent Transactions are referred to herein as “Cash Electing Shares,” “Stock Electing Shares” and “Unit Electing Shares,” respectively.
Upon consummation of the Transactions, the Partnership expects to amend and restate the Initial Partnership Agreement (as amended and restated, the “Restated Partnership Agreement”) to, among other things, provide for the withdrawal of our Initial Limited Partner and the admission of Broadcom shareholders, who have elected to receive Restricted Exchangeable Units, as limited partners of the Partnership (each, a “Limited Partner” and together, the “Limited Partners”). In addition, we expect to establish and authorize the issuance of: (i) Common Units to Holdco, as our General Partner and (ii) Restricted Exchangeable Units, to the former Broadcom shareholders, as our Limited Partners.
The Transactions are expected to close on or about February 1, 2016, subject to certain customary closing conditions.

2.	Summary of Significant Accounting Policies
Basis of presentation. The accompanying financial statements of the Partnership are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year began on May 27, 2015 (the date of inception) and ended on November 1, 2015. Our consolidated financial statements include the Partnership and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
Taxes on income.  As a pass-through partnership, income taxes on our earnings are the responsibility of the partners and are not reflected in our consolidated financial statements. The Partnership's subsidiaries are not subject to income taxes.
Allocation of affiliated entities’ costs. Costs incurred by affiliated entities are charged to the Partnership using the incremental cost allocation method. Since the Partnership has not carried on any activities other than those incidental to its formation, no incremental costs have been incurred that are not otherwise reflected in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
The Partnership evaluates new pronouncements as issued and evaluates the effect of adoption on the Partnership at the time. The Partnership has determined that the issuance of recently issued accounting pronouncements will not have an impact on the financial statements.

3.	Partners’ Capital
As of November 1, 2015, the Partnership has not issued any partnership units.

4.	Related Party Transactions
Our General Partner currently provides office space and administrative services to us at no cost. However, since the Partnership was formed in order to effect the Transactions, no activities other than those incidental to the Partnership’s formation and the matters contemplated by the Merger Agreement were undertaken, hence the amount relating to these services is not considered to be material for financial reporting purposes.

5.	Commitments and Contingencies
Commitments
Since the Partnership was formed in order to effect the Transactions, no activities other than those incidental to the Partnership’s formation and the matters contemplated by the Merger Agreement have been undertaken. To effectively close the Transactions, Avago intends to finance the estimated $17 billion of cash consideration needed with cash on hand from both companies and $16 billion in new, fully-committed senior secured debt financing from a consortium of banks, the syndication of which is substantially complete. This financing arrangement is expected to be transacted through the Partnership’s subsidiaries, Avago Technologies Cayman Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands and Avago Technologies Cayman Finance Limited, an exempted company incorporated with limited liabilities under the laws of the Cayman Islands as “Borrowers” in this financing. No other contractual obligations or commitments exist as of November 1, 2015.
Contingencies
Lawsuits Relating to the Pending Acquisition of Broadcom
Since the announcement of the Transactions, 11 putative class action complaints have been filed by and purportedly on behalf of alleged Broadcom shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015 (the “Federal Actions”). On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case

No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015 (together with Jew v. Broadcom Corp., et al., the “State Actions”). The Federal Actions and State Actions name as defendants, among other parties, Broadcom, members of Broadcom’s board of directors and Safari Cayman L.P., and allege, among other things, that the board of directors of Broadcom breached their fiduciary duties by approving the Merger Agreement and that Safari Cayman L.P. aided and abetted the Broadcom directors in the alleged breaches of their fiduciary duties. The plaintiffs seek, among other things, injunctive relief to prevent the Transactions from closing. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 4, 2015, Broadcom, members of Broadcom’s board of directors and Safari Cayman L.P. filed a motion to stay the State Actions. On September 18, 2015, the United States District Court for the Central District of California consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979-JVS-PJW. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions. On October 28, 2015, Broadcom supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, Broadcom shareholders voted to approve the Transactions.
On November 16, 2015, the United States District Court for the Central District of California appointed lead plaintiffs and lead counsel in the Federal Actions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
An evaluation was conducted under the supervision and with the participation of the management of Holdco, as our General Partner, including the Principal Executive Officer and Chief Financial Officer of Holdco as authorized representatives of Holdco in its capacity as the General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures as of November 1, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our General Partner, as our management, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 1, 2015, the Principal Executive Officer and Chief Financial Officer of Holdco concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Partnership’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We do not have a board of directors. Our General Partner has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership. Among other things, our General Partner is empowered to negotiate, execute and perform all agreements, conveyances, deeds, powers of attorney or other instruments on behalf of the Partnership, and to mortgage, charge or otherwise create a security interest over or make an assignment by way or security or otherwise any or all of the property of the Partnership or our subsidiaries, and make, issue, accept, endorse and execute promissory notes, drafts, bills of exchange, guarantees and other instruments of evidence of indebtedness.
Holdco has appointed its Chief Financial Officer, Anthony E. Maslowski, as the authorized representative of Holdco in its capacity as General Partner of the Partnership. In addition, Holdco granted Mr. Maslowski the authority to perform such duties and to have such powers on behalf of the Partnership as are customarily incident to the office of the principal financial officer of a corporation.

ITEM 11.	EXECUTIVE COMPENSATION
Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP is the Partnership’s independent registered public accounting firm in the U.S. and audits its financial statements. The General Partner has approved the appointment of PricewaterhouseCoopers LLP as the Partnership’s independent registered public accounting firm for the fiscal year ended November 1, 2015 and the fiscal year ending October 30, 2016. The General Partner is authorized to establish the auditors’ remuneration.
The aggregate fee charged to the Partnership for the services performed by the Partnership’s independent registered public accounting firm, PricewaterhouseCoopers LLP relating to fiscal year 2015 were $25,000, all of which consisted of fees for professional services provided in connection with the audit of the Partnership’s annual financial statements. The Partnership did not incur any non-audit related fees, tax fees or other fees during fiscal year 2015.
In considering the nature of the services provided by PricewaterhouseCoopers LLP, the General Partner determined that such services are compatible with the provision of independent audit services. The General Partner discussed theses services with PricewaterhouseCoopers LLP and our management to determine that they are permitted under the rules and regulation concerning independent registered public accounting firms’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. All Financial Statements
Financial statements filed as part of this annual report are listed under Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.
3. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFARI CAYMAN L.P.
By:	Pavonia Limited, its General Partner
By:	/s/ Anthony E. Maslowski
	Name:	Anthony E. Maslowski
	Title:	Chief Financial Officer

Date: December 23, 2015
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Anthony E. Maslowski with full power of substitution and resubstitution and full power to, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Maslowski	Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 23, 2015
Anthony E. Maslowski

/s/ James V. Diller	Director of Pavonia Limited, General Partner of Safari Cayman L.P.	December 23, 2015
James V. Diller

/s/ Lewis C. Eggebrecht	Director of Pavonia Limited, General Partner of Safari Cayman L.P.	December 23, 2015
Lewis C. Eggebrecht

/s/ Patricia H. McCall	Director of Pavonia Limited, General Partner of Safari Cayman L.P.	December 23, 2015
Patricia H. McCall

/s/ Pe-Wynn Kin	Director of Pavonia Limited, General Partner of Safari Cayman L.P.	December 23, 2015
Pe-Wynn Kin

EXHIBIT INDEX

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date

2.1
Agreement and Plan of Merger, dated May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited, Safari Cayman L.P., Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc., Buffalo UT Merger Sub, Inc. and Broadcom Corporation.
		Safari Cayman L.P. Registration Statement on Form S-4 (Commission File No. 333-205938)	July 29, 2015
3.1	Safari Cayman L.P. Initial Exempted Limited Partnership Agreement, dated as of May 26, 2015 by and between Pavonia Limited and Antelope Cayman CLP Limited.			X
3.2	Form of Safari Cayman L.P. Amended and Restated Limited Partnership Agreement.	Safari Cayman L.P. Registration Statement on Form S-4 (Commission File No. 333-205938)	July 29, 2015
4.1	Form of Voting Trust Agreement.	Safari Cayman L.P. Registration Statement on Form S-4 (Commission File No. 333-205938)	July 29, 2015
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer of Pavonia Limited, as General Partner of Safari Cayman L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Pavonia Limited, as General Partner of Safari Cayman L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer of Pavonia Limited, as General Partner of Safari Cayman L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Pavonia Limited, as General Partner of Safari Cayman L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X