Form 10-Q
period 2016-01-31
Broadcom Cayman L.P.
filed 2016-03-14
CIK 1649345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 333-205938-01
Broadcom Cayman L.P.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-1254815 (I.R.S. Employer Identification No.)
c/o Broadcom Limited 1 Yishun Avenue 7 Singapore 768923	N/A
(Address of principal executive offices)	(Zip Code)

(65) 6755-7888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 26, 2016 there were 22,804,591 of our restricted exchangeable partnership units and 390,447,960 of our common units outstanding.

BROADCOM CAYMAN L.P.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 31, 2016

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in thousands)

	January 31, 2016	November 1, 2015
ASSETS
Current assets:
Cash	$40	$—
Total current assets	40	—
Total assets	$40	$—
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Total current liabilities	$—	$—
Total liabilities	—	—
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner’s capital	40	—
Limited Partner’s capital	—	—
Accumulated other comprehensive income	—	—
Total partners’ capital	40	—
Total liabilities and partners’ capital	$40	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS — UNAUDITED
(in thousands, except per unit data)

Fiscal Quarter Ended
January 31, 2016
Net revenue	$—
Total operating expenses	(118)
Loss before income taxes	(118)
Income tax expense	—
Net loss	$(118)

General partner’s interest in net loss	$(118)
Limited partner’s interest in net loss	$—

Loss per partner unit - basic and diluted
Net loss per partner unit	$—

Weighted-average partner units outstanding:
Basic and diluted	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS — UNAUDITED
(in thousands)

Fiscal Quarter Ended
January 31, 2016
Cash flows from operating activities
Net loss	$(118)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Total changes	—
Net cash used in operating activities	(118)
Cash flows from investing activities
Net cash provided by investing activities	—
Cash flows from financing activities
Contributions from General Partner	158
Net cash provided by financing activities	158
Net change in cash	40
Cash at the beginning of the period	—
Cash at the end of the period	$40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM CAYMAN L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.) is an exempted limited partnership formed under the laws of the Cayman Islands pursuant to an Exempted Limited Partnership Agreement, or the Initial Partnership Agreement, dated May 26, 2015 by and between Broadcom Limited (f/k/a Pavonia Limited), a limited company incorporated under the laws of the Republic of Singapore, as our general partner, or Broadcom or our General Partner, and Antelope Cayman CLP Limited, an exempted company incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Broadcom, or our Initial Limited Partner.
We were formed in order to effect the business combination, or the Broadcom Transaction, between Avago Technologies Limited, a limited company incorporated under the laws of the Republic of Singapore, or Avago, and Broadcom Corporation, a California corporation, or BRCM, pursuant to an Agreement and Plan of Merger dated as of May 28, 2015, by and among the Partnership, our General Partner, our Initial Limited Partner, Avago, BRCM and certain other parties named therein, as amended, or the Broadcom Agreement. Upon completion of the Broadcom Transaction, Avago and BRCM became our indirect subsidiaries. The Broadcom Transaction is discussed in further detail in Note 5. "Subsequent Events".
References to “Broadcom Cayman,” the “Partnership,” “we,” “our,” and “us” are to Broadcom Cayman L.P. and its consolidated subsidiaries.
As of January 31, 2016, the Partnership has no operations and no material assets or liabilities. We have not carried on any activities other than those incidental to the Partnership’s formation and the matters contemplated by the Broadcom Agreement. Expenses incurred during the fiscal quarter ended January 31, 2016 consisted primarily of audit and legal related costs incurred in connection with the consummation of the Broadcom Transaction. We have no partnership units authorized, issued or outstanding as of such date. As our General Partner, Broadcom the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with our Initial Partnership Agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
Basis of Presentation
The accompanying financial statements of the Partnership are presented in U.S. dollars in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. This financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented.
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending October 30, 2016, or fiscal year 2016, is a 52-week fiscal year. The first quarter of our fiscal year 2016 ended on January 31, 2016, the second quarter ends on May 1, 2016 and the third quarter ends on July 31, 2016. Our fiscal year ended November 1, 2015, or fiscal year 2015, was also a 52-week fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
Use of estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
Taxes on income.  As a pass-through partnership, income taxes on our earnings are the responsibility of the partners and are not reflected in our condensed consolidated financial statements. The Partnership’s subsidiaries are not subject to income taxes.
Allocation of affiliated entities’ costs. Costs incurred by affiliated entities are charged to the Partnership using the incremental cost allocation method. Since the Partnership has not carried on any activities other than those in connection with the consummation of the Broadcom Agreement, no incremental costs have been incurred that are not otherwise reflected in the accompanying condensed consolidated financial statements.
Recent Accounting Pronouncements
The Partnership evaluates new pronouncements as issued and evaluates the effect of adoption on the Partnership at the time. The Partnership has determined that the issuance of recently issued accounting pronouncements will not have an impact on the consolidated financial statements.

2.	Partners’ Capital
As of January 31, 2016 and November 1, 2015, the Partnership has issued no partnership units.

3.	Related Party Transactions
Our General Partner currently provides office space and administrative services to us at no cost. However, since the Partnership was formed in order to effect the Broadcom Transaction, no activities other than those incidental to the Partnership’s formation and the matters contemplated by the Broadcom Agreement were undertaken, hence the amount relating to these services is not considered to be material for financial reporting purposes.

4.	Commitments and Contingencies
Commitments
Since the Partnership was formed in order to effect the Broadcom Transaction, no activities other than those incidental to the Partnership’s formation and the matters contemplated by the Broadcom Agreement have been undertaken.
Contingencies
Lawsuits Relating to the Acquisition of BRCM
Since the announcement of the Broadcom Transaction, 11 putative class action complaints have been filed by and purportedly on behalf of alleged BRCM shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015, or the Federal Actions. On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015, or together with Jew v. Broadcom Corp., et al., the State Actions. The Federal Actions and State Actions name as defendants, among other parties, BRCM, members of BRCM’s board of directors and Avago, and allege, among other things, breaches of fiduciary duties and aiding and abetting those alleged breaches. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 18, 2015, the United States District Court for the Central District of California consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions.
On October 28, 2015, BRCM supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, BRCM shareholders voted to approve the Broadcom Transaction.
On November 16, 2015, the United States District Court for the Central District of California appointed lead plaintiffs and lead counsel in the Federal Actions.
On January 15, 2016, lead plaintiffs in the Federal Actions filed a Second Amended Consolidated Class Action Complaint, or the Federal Consolidated Compliant, which names as defendants, among other parties, members of BRCM's board of directors and Avago, and alleges breaches of fiduciary duties and aiding and abetting those alleged breaches, as well as violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On February 1, 2016, we completed the acquisition of BRCM. On February 16, 2016, defendants filed a motion to dismiss the Federal Consolidated Complaint.
During the periods presented, no amounts have been accrued or disclosed in the accompanying condensed consolidated financial statements with respect to loss contingencies associated with any legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.

5.	Subsequent Events

Acquisition of Broadcom Corporation
On February 1, 2016, pursuant to the Broadcom Agreement, Broadcom, the Partnership, Avago, BRCM and various other parties consummated a scheme of arrangement and certain merger transactions, a result of which Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership. Pursuant to the scheme of arrangement under Singapore Law, or the Avago Scheme, all issued ordinary shares of Avago, were exchanged on a one-for-one basis for newly issued ordinary shares of Broadcom. Immediately following the consummation of the Avago Scheme, two subsidiaries of Broadcom merged with and into BRCM with BRCM as the surviving corporation of each such merger, or the Broadcom Merger.
Pursuant to the terms of the Broadcom Agreement, each share of BRCM common stock, or BRCM Share, issued and outstanding immediately prior to the effective time of the Broadcom Merger, was converted into the right to receive: (i) $54.50 in cash, subject to proration as set forth in the Broadcom Agreement, (ii) 0.4378 of Broadcom ordinary shares, subject to proration as set forth in the Broadcom Agreement and (iii) 0.4378 of our exchangeable limited partnership units, or the Restricted Exchangeable Units.
Based on the elections made by BRCM shareholders, the election to receive cash, or Cash Electing Shares, was oversubscribed. Therefore, the consideration received by cash electing shareholders was prorated in accordance with the Broadcom Agreement, and those holders received approximately $51.4829 in cash and 0.0242 of Broadcom ordinary shares for each such Cash Electing Share. Elections by BRCM shareholders to receive Broadcom ordinary shares or our Restricted Exchangeable Units in exchange for their BRCM Shares were not subject to proration.
In connection with the completion of the Broadcom Transaction, we amended and restated our Initial Partnership Agreement, or the Amended and Restated Partnership Agreement, at which time we authorized our Common Units and Restricted Exchangeable Units. Broadcom remained our sole general partner and currently owns a majority interest (by vote and value) in the Partnership represented by common partnership units of the Partnership, or Common Units. As a result, Broadcom is entitled to distributions from the Partnership that generally correspond to dividends and distributions that are paid by Broadcom in respect of Broadcom ordinary shares that are issued and outstanding from time to time. The balance of the partnership units are held by certain former holders of BRCM Shares in the form of our Restricted Exchangeable Units, together with any voting interest in Broadcom provided to the holders of such units pursuant to the Voting Trustee Agreement, dated as of February 1, 2016, by and among Broadcom, the Partnership and Computershare Trust Company, N.A., as trustee, or the Voting Trust Agreement. In addition, our Initial Limited Partner ceased to be a limited partner in the Partnership.
Pursuant to the terms of the Amended and Restated Limited Partnership Agreement, each Restricted Exchangeable Unit is entitled to distributions from the Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of a Broadcom ordinary share. In addition, pursuant to the Amended and Restated Partnership Agreement and the Voting Trust Agreement, Broadcom issued to the trustee 22,804,604 non-economic voting preference shares in the capital of Broadcom, or Special Voting Shares. By operation of the Voting Trust Agreement, the holders of Restricted Exchangeable Units are entitled to direct the trustee, as their proxy, to vote one Special Voting Share for each Restricted Exchangeable Unit that they hold are presented to the holders of Broadcom ordinary shares. After the first anniversary of the effective time of the Broadcom Transaction, subject to certain additional requirements and potential deferrals as set forth in the Amended and Restated Partnership Agreement, a holder of Restricted Exchangeable Units will have the right to require the Partnership to repurchase any or all of the holder’s of Restricted Exchangeable Units in consideration for, as determined by Broadcom in its sole discretion, either one Broadcom ordinary share for each Restricted Exchangeable Unit submitted for repurchase or a cash amount as determined under the Partnership Agreement.
The cash portion of the Broadcom Transaction was funded with net proceeds from the issuance of the 2016 Term Loans, as defined below, as well as cash on hand of the combined companies.
It is not practicable to disclose the unaudited pro-forma combined financial information for this transaction, given the short period of time between the acquisition date and the issuance of these unaudited condensed consolidated financial statements.

The aggregate consideration for the Broadcom Transaction was approximately $28,731 million, net of cash acquired, consisting of the following (in millions):

Cash for outstanding BRCM common stock	$16,797
Cash for BRCM equity awards	137
Fair value of Broadcom Limited Ordinary Shares issued for outstanding BRCM common stock	15,437
Fair value of Restricted Exchangeable Units issued for outstanding BRCM common stock	3,140
Fair value of partially vested assumed Restricted Share Units	182
Effective settlement of pre-existing relationships	11
Total estimated purchase consideration	35,704
Less: cash acquired	6,973
Total estimated purchase consideration, net of cash acquired	$28,731
We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could change materially as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed.
Our preliminary allocation of the total purchase price, net of cash acquired, is as follows (in millions):

Estimated Fair Value
Trade accounts receivable	$629
Inventory	1,530
Assets held-for-sale	268
Other current assets	160
Property, plant and equipment	772
Goodwill	19,350
Intangible assets	14,369
Other long-term assets	139
Total assets acquired	37,217
Accounts payable	(598)
Employee compensation and benefits	(118)
Current portion of long-term debt	(1,475)
Other current liabilities	(1,220)
Liabilities related to assets held-for-sale	(6)
Long-term debt	(141)
Other long-term liabilities	(4,928)
Total liabilities assumed	(8,486)
Fair value of net assets acquired	$28,731
Goodwill is primarily attributable to the assembled workforce, anticipated company-specific synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, financial synergies and other strategic benefits projected to be achieved as a result of the Broadcom merger. The assignment of goodwill to our reportable segments has not yet been completed. Goodwill is not expected to be deductible for tax purposes.

Intangible Assets
Preliminary identified intangible assets and their respective useful lives are as follows:

	Approximate Fair Value (in millions)	Estimated Useful Lives (in years)
Developed technology	$7,925	2 - 6
Customer contracts and related relationships	2,790	8
Order backlog	582	< 1
Tradenames, trademarks, and domain names	325	15
Intellectual property licenses	19	1 - 2
Total identified finite-lived intangible assets	11,641
In-process research and development	2,880	N/A
Total identified intangible assets	14,521
Intangible assets included in assets held-for-sale	(152)
Identified intangible assets net of assets held-for-sale	$14,369
2016 Term Loans and Revolving Credit Facility
In connection with the completion of the Broadcom Transaction, on February 1, 2016, three of Broadcom’s subsidiaries, specifically Avago Technologies Cayman Holdings Ltd., or Intermediate Holdco, Avago Technologies Cayman Finance Limited, or Finance Holdco, and BC Luxembourg S.à.r.l., or collectively the Borrowers, together with a group of lenders, including Bank of America, N.A., as the administrative agent and collateral agent, entered into a collateralized credit agreement, or the 2016 Credit Agreement. The 2016 Credit Agreement provides for a Term A loan facility in the aggregate principal amount of $4,400 million, or Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, which was the equivalent to $978 million using the exchange rate of $1.0865 EUR/USD, or Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or Term B-2 Loan, together with the Term A Loan, Term B-1 Loan, Term B-1 Euro Loan, or the 2016 Term Loans, and a revolving credit facility, or the 2016 Revolving Credit Facility, that permits the Borrowers, to borrow loans from time to time in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis. The Borrowers’ obligations under the 2016 Credit Agreement are guaranteed by Intermediate Holdco and certain of its subsidiaries, or the Guarantors, and are collateralized, subject to certain exceptions, by substantially all of the assets of Intermediate Holdco, each Borrower, and each Guarantor. The Term A Loan has a term of five years, the Term B-1 Loan and Term B-1 Euro Loan each have a term of seven years, the Term B-2 Loan has a term of one year and the 2016 Revolving Credit Facility has a term of five years. The 2016 Term Loans were fully drawn at the time of, and the net proceeds used to fund, in part, the completion of the Broadcom Transaction.
The 2016 Term Loans will bear interest at floating rates. The Term A Loan has an initial interest rate of 2.17%, the Term B-1 Loan and the Term B-1 Euro Loan have initial interest rates of 4.25% and the Term B-2 Loan has an initial interest rate of 2.17%.
The 2016 Credit Agreement includes financial covenants, customary restrictive covenants, customary events of default, customary representations and warranties. In addition, subject to certain conditions, we have the ability to increase the aggregate 2016 Term Loans and/or 2016 Revolving Credit. The Borrowers have agreed to pay the lenders a commitment fee at a rate that varies based on the public corporate credit rating of Finance Holdco.
Cash Dividends Declared
On March 2, 2016, our General Partner declared an interim cash dividend of $0.49 per partnership unit, payable on March 31, 2016 to unit holders of record at the close of business (Eastern Time) on March 18, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.) was formed pursuant to an Exempted Limited Partnership Agreement, or the Initial Partnership Agreement, dated May 26, 2015 by and between Broadcom Limited (f/k/a Pavonia Limited), or Broadcom or our General Partner, and Antelope Cayman CLP Limited, a wholly-owned subsidiary of Broadcom, or our Initial Limited Partner. References to “Broadcom Cayman,” “the Partnership,” “we,” “our,” and “us” are to Broadcom Cayman L.P. and its consolidated subsidiaries.
As of January 31, 2016, the Partnership has no operations and no material assets or liabilities. We have not carried on any activities other than those incidental to the Partnership’s formation and the matters contemplated by the Broadcom Agreement, as defined below. Expenses incurred during the fiscal quarter ended January 31, 2016 consisted primarily of audit and legal related costs incurred in connection with the consummation of the Broadcom Transaction, as defined below. We have no partnership units authorized, issued or outstanding as of such date.
As our General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with our Initial Partnership Agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
Recent Developments
Acquisition of Broadcom Corporation
On February 1, 2016, pursuant to the Agreement and Plan of Merger, or the Broadcom Agreement, by and among Avago Technologies Limited, or Avago, Broadcom Corporation, or BRCM, Broadcom, Broadcom Cayman, and various other parties consummated a scheme of arrangement and certain merger transactions, a result of which Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership. Pursuant to the scheme of arrangement under Singapore Law, or the Avago Scheme, all issued ordinary shares of Avago, were exchanged on a one-for-one basis for newly issued ordinary shares of Broadcom. Immediately following the consummation of the Avago Scheme, two subsidiaries of Broadcom merged with and into BRCM with BRCM as the surviving corporation of each such merger, or the Broadcom Merger.
Pursuant to the terms of the Broadcom Agreement, each share of BRCM common stock, or BRCM Share, issued and outstanding immediately prior to the effective time of the Broadcom Merger, was converted into the right to receive: (i) $54.50 in cash, subject to proration as set forth in the Broadcom Agreement, (ii) 0.4378 of Broadcom ordinary shares, subject to proration as set forth in the Broadcom Agreement and (iii) 0.4378 of our exchangeable limited partnership units, or the Restricted Exchangeable Units.
Based on the elections made by BRCM shareholders, the election to receive cash, or Cash Electing Shares, was oversubscribed. Therefore, the consideration received by cash electing shareholders was prorated in accordance with the Broadcom Agreement, and those holders received approximately $51.4829 in cash and 0.0242 of Broadcom ordinary shares for each such Cash Electing Share. Elections by BRCM shareholders to receive Broadcom ordinary shares or our Restricted Exchangeable Units in exchange for their BRCM Shares were not subject to proration.
In connection with the completion of the Broadcom Transaction, we amended and restated our Initial Partnership Agreement, or the Amended and Restated Partnership Agreement, at which time we authorized our common partnership units, or Common Units, and Restricted Exchangeable Units. Broadcom remained our sole general partner and currently owns a majority interest (by vote and value) in the Partnership represented by Common Units. As a result, Broadcom is entitled to distributions from the Partnership that generally correspond to dividends and distributions that are paid by Broadcom in respect of Broadcom ordinary shares that are issued and outstanding from time to time. The balance of the partnership units are held by certain former holders of BRCM Shares in the form of our Restricted Exchangeable Units, together with any voting interest in Broadcom provided to the holders of such units pursuant to the Voting Trustee Agreement, dated as of February 1, 2016, by and among Broadcom, the Partnership and Computershare Trust Company, N.A., as trustee, or the Voting Trust Agreement. In addition, in connection with the Broadcom Transaction, our Initial Limited Partner ceased to be a limited partner in the Partnership.
Pursuant to the terms of the Amended and Restated Limited Partnership Agreement, each Restricted Exchangeable Unit is entitled to distributions from the Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of a Broadcom ordinary share. In addition, pursuant to the Amended and Restated Partnership Agreement and the Voting Trust Agreement, Broadcom issued to the trustee 22,804,604 non-economic voting preference shares in the capital of Broadcom, or Special Voting Shares. By operation of the Voting Trust Agreement, the holders of Restricted Exchangeable Units are entitled to direct the trustee, as their proxy, to vote one Special Voting Share for each Restricted Exchangeable Unit that they hold on matters presented to the holders of Broadcom ordinary shares. After the first anniversary of the effective time of the Broadcom Transaction, subject to certain additional requirements and potential deferrals as set forth in the Amended and Restated Partnership Agreement, a holder of Restricted Exchangeable Units will have the right to require the Partnership to repurchase any or all of the holder’s Restricted Exchangeable Units in consideration for, as determined by Broadcom in its sole discretion, either one Broadcom ordinary share for each Restricted Exchangeable Unit submitted for repurchase or a cash amount as determined under the Amended and Restated Partnership Agreement.
The aggregate consideration for the Broadcom Transaction was approximately $35,704 million. The cash portion of the Broadcom Transaction was funded with net proceeds from the issuance of term loans under a new collateralized credit facility we entered into at the time of closing of the Broadcom Transaction, which is discussed in more detail below, as well as cash on hand of the combined companies.
2016 Term Loans and Revolving Credit Facility
On February 1, 2016, three of Broadcom’s subsidiaries, specifically Avago Technologies Cayman Holdings Ltd., or Intermediate Holdco, Avago Technologies Cayman Finance Limited, or Finance Holdco, and BC Luxembourg S.à.r.l., or collectively the Borrowers, together with a group of lenders, including Bank of America, N.A., as the administrative agent and collateral agent, entered into a collateralized credit agreement, or the 2016 Credit Agreement. The 2016 Credit Agreement provides for a Term A loan facility in the aggregate principal amount of $4,400 million, or the Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or the Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, which was the equivalent to $978 million using the exchange rate of $1.0865 EUR/USD, or the Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or the Term B-2 Loan, and together with the Term A Loan, Term B-1 Loan and Term B-1 Euro Loan, or the 2016 Term Loans, and a revolving credit facility, or the 2016 Revolving Credit Facility, in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis. Our obligations under the 2016 Credit Agreement are guaranteed by Intermediate Holdco and certain of its subsidiaries, or the Guarantors, and are collateralized, subject to certain exceptions, by substantially all of the assets of Intermediate Holdco, each Borrower, and each Guarantor. The Term A Loan has a term of five years, the Term B-1 Loan and Term B-1 Euro Loan each have a term of seven years, the Term B-2 Loan has a term of one year and the 2016 Revolving Credit Facility has a term of five years. The 2016 Term Loans were fully drawn at the time of, and the net proceeds used to fund, in part, the completion of the Broadcom Transaction.
The 2016 Term Loans will bear interest at floating rates. The Term A Loan has an initial interest rate of 2.17%, the Term B-1 Loan and Term B-1 Euro Loan have an initial interest rate of 4.25% and the Term B-2 Loan has an initial interest rate of 2.17%.
The 2016 Credit Agreement includes financial covenants, customary restrictive covenants, customary events of default, and customary representations and warranties. In addition, subject to certain conditions, we have the ability to increase the aggregate 2016 Term Loans and/or the 2016 Revolving Credit Facility. The Borrowers have agreed to pay the lenders a commitment fee at a rate that varies based on the public corporate credit rating of Finance Holdco.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management.
There were no significant changes in our critical accounting policies during the fiscal quarter ended January 31, 2016 compared to those previously disclosed in our 2015 Annual Report on Form 10-K.
Liquidity and Capital Resources
The Partnership has had a limited operating history and does not have any revenues or earnings from operations to date. The Partnership has limited assets and financial resources.
As of January 31, 2016, the Partnership has not authorized the issuance of any partnership units.
Contractual Commitments
See “Note 4. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the management of Broadcom, as our General Partner, including the Chief Executive Officer and Chief Financial Officer of Broadcom as authorized representatives in its capacity as the General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures as of January 31, 2016. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, or the Exchange Act, is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to the management of Broadcom, as our General Partner, including the Chief Executive Officer and Chief Financial Officer of Broadcom, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, the management of Broadcom, as our General Partner, including the Chief Executive Officer and Chief Financial Officer of Broadcom, concluded that, as of January 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, the management of our General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and the management of our General Partner is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Lawsuits Relating to the Acquisition of BRCM
Since the announcement of the Broadcom Transaction, 11 putative class action complaints have been filed by and purportedly on behalf of alleged BRCM shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015, or the Federal Actions. On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015, or together with Jew v. Broadcom Corp., et al., the State Actions. The Federal Actions and State Actions name as defendants, among other parties, BRCM, members of BRCM’s board of directors and Avago, and allege, among other things, breaches of fiduciary duties and aiding and abetting of those alleged breaches. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 18, 2015, the United States District Court for the Central District of California consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions.
On October 28, 2015, BRCM supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, BRCM shareholders voted to approve the Broadcom Transaction.
On November 16, 2015, the United States District Court for the Central District of California appointed lead plaintiffs and lead counsel in the Federal Actions.
On January 15, 2016, lead plaintiffs in the Federal Actions filed a Second Amended Consolidated Class Action Complaint, or the Federal Consolidated Compliant, which names as defendants, among other parties, members of BRCM's board of directors and Avago, and alleges breaches of fiduciary duties and aiding and abetting those alleged breaches, as well as violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On February 1, 2016, we completed the acquisition of BRCM. On February 16, 2016, defendants filed a motion to dismiss the Federal Consolidated Complaint. We believe the litigation is entirely without merit and intend to vigorously defend these actions.

ITEM 1A. RISK FACTORS
Investing in our partnership units or exchanging our partnership units for ordinary shares of Broadcom involves a high degree of risk. You should consider carefully the risk factors described below, together with the other information contained in this Quarterly Report on Form 10-Q and other documents we file with the SEC, such as our annual reports on Form 10-K, our current reports on Form 8-K and any public announcements we make from time to time.
Risks Relating to Restricted Exchangeable Units
Holders of Restricted Exchangeable Units may not transfer, pledge or grant liens on their Restricted Exchangeable Units for a period of up to two years following the closing of the Broadcom Transaction.
During the restricted period, which will last up to two years following the effective time of the Broadcom Merger, or the Restricted Period, holders of Restricted Exchangeable Units may not sell, transfer, convey, assign, pledge, grant a security interest or other lien, encumber or dispose of (whether directly or indirectly, whether with or without consideration and whether voluntarily or involuntarily or by operation of law) any interest in any Restricted Exchangeable Units, except under limited circumstances set forth in the Amended and Restated Partnership Agreement. Accordingly, any such holder’s investment in our partnership is illiquid for a period of up to two years.
Holders of Restricted Exchangeable Units are also prohibited from short sales, hedging and granting liens on their Restricted Exchangeable Units.
Unless otherwise approved in writing by Broadcom, in its sole discretion as our General Partner, during the Restricted Period, holders of Restricted Exchangeable Units may not be a party to or participate, directly or indirectly, in any short sale, forward contract to sell, option or forward contract to purchase, swap or other hedging, synthetic, “put” equivalent or similar derivative instrument or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Restricted Exchangeable Units or any Broadcom ordinary shares, whether settled in cash or securities. Holders of Restricted Exchangeable Units are subject to and are required to comply with the restrictions, terms and conditions of the Restricted Exchangeable Units as set forth in the Amended and Restated Partnership Agreement. In the event of a breach by a holder of the hedging restrictions in the Amended and Restated Partnership Agreement, the Restricted Period applicable to such holder’s Restricted Exchangeable Units will be extended by two years.
An active trading market for the Restricted Exchangeable Units is not expected to develop.
The Restricted Exchangeable Units are not listed on a national exchange in the United States or on a foreign exchange. An active public market for the Restricted Exchangeable Units is not expected to develop. In addition, although the Restricted Exchangeable Units are registered under the Exchange Act, our General Partner is under no obligation to continue such registration and is authorized to deregister the Restricted Exchangeable Units at any time such registration is not legally required. As a result, even after the Restricted Period has concluded, it will be very difficult to sell Restricted Exchangeable Units at a price that is attractive, or at all.
Future sales of Broadcom ordinary shares in the public market could cause the value of Restricted Exchangeable Units to fall.
Sales of a substantial number of Broadcom ordinary shares in the public market, or the perception that these sales might occur, could depress the value of the Restricted Exchangeable Units because the value of the Restricted Exchangeable Units is derivative of the value of Broadcom ordinary shares. During the Restricted Period, holders of the Restricted Exchangeable Units may not sell such units to mitigate losses under such circumstances.
The exchange of Restricted Exchangeable Units into Broadcom ordinary shares is subject to significant restrictions, including the right of Broadcom in its sole discretion to cause the Partnership to repurchase such Restricted Exchangeable Units for cash instead of Broadcom ordinary shares.
Under the terms of the Amended and Restated Partnership Agreement, the Restricted Exchangeable Units are not exchangeable for Broadcom ordinary shares for a period of up to three years following the closing of the Broadcom Transaction.
From and after the end of the Restricted Period, which will last up to two years following the effective time of the Broadcom Transaction, holders of the Restricted Exchangeable Units are entitled, subject to compliance with the procedures set forth in the Amended and Restated Partnership Agreement, to require the Partnership to repurchase all or any portion of such holder’s Restricted Exchangeable Units in exchange for Broadcom ordinary shares, at a ratio of one Broadcom ordinary share for each Restricted Exchangeable Unit, or the Exchange Right. However, Broadcom, in its sole discretion as our General Partner, has the right to cause the Partnership to repurchase the Restricted Exchangeable Units for cash (in an amount determined in accordance with the terms of the Amended and Restated Partnership Agreement based on the market price of Broadcom ordinary shares) in lieu of Broadcom ordinary shares. The ability of Broadcom, in its sole discretion as our General Partner, to cause us to repurchase Restricted Exchangeable Units for cash could result in, among other things, tax consequences that differ from those that would have resulted if the holder of such Restricted Exchangeable Units had received Broadcom ordinary shares.
In addition, prior to the third anniversary following the closing of the Broadcom Transaction, it is a condition precedent to the obligation of the Partnership to repurchase such Restricted Exchangeable Units, and the holder of such Restricted Exchangeable Units shall not be permitted to exercise the Exchange Right, unless (i) Broadcom has received a written opinion from an independent nationally recognized law or accounting firm that the Exchange Right should not cause Broadcom to be treated as (a) a “surrogate foreign corporation” (within the meaning of Section 7874(a)(2)(B) of the Internal Revenue Code of 1986, as amended, or the Code) or (b) a “domestic corporation” (within the meaning of Section 7874(b) of the Code) and (ii) Broadcom’s independent auditor has determined that no reserve shall be required for financial accounting purposes relating to Section 7874 of the Code as a result of the exercise of such Exchange Right. No assurance can be provided as to whether or not such determinations will be obtainable.
The value of the Broadcom ordinary shares received in any exchange of Restricted Exchangeable Units, or the cash amount to be paid by us in lieu thereof, may fluctuate.
The value of the Broadcom ordinary shares into which the Restricted Exchangeable Units may be exchanged, or the cash amount to be paid by us in lieu thereof, may be subject to significant fluctuations for many reasons.
Consequently, due to these potential fluctuations in value of Broadcom ordinary shares, at the time that the Exchange Right becomes exercisable, the Broadcom ordinary shares into which the Restricted Exchangeable Units may be exchanged, or the cash amount to be paid by us in lieu thereof, may have a value that differs from the value of Broadcom ordinary shares as of the effective time of the Broadcom Transaction. Also see “The trading price of Broadcom ordinary shares may be subject to wide fluctuations, and the value of your investments could materially decline” regarding fluctuations in the value of Broadcom ordinary shares.
In certain circumstances, a Limited Partner may lose its limited liability status.
The Exempted Limited Partnership Law, 2014 of the Cayman Islands, as amended and any successor to such statute, or the Cayman Islands Limited Partnerships Act, provides that a limited partner with the benefits of limited liability unless, in addition to exercising rights and powers as a limited partner, such limited partner takes part in the control or conduct of the business of a limited partnership of which such limited partner is a partner (subject to certain qualifications and exceptions). Subject to the provisions of the Cayman Islands Limited Partnerships Act and of similar legislation in other jurisdictions, the liability of each limited partner for the debts, liabilities and obligations of the Partnership will be limited to the limited partner’s capital contribution, plus the limited partner’s share of any undistributed income of the Partnership. However, pursuant to the Cayman Islands Limited Partnerships Act, where a limited partner has received a payment representing the return of all or part of that limited partner’s capital contribution or is released from any outstanding obligation in respect of his commitment and, at the time that payment was made or release effected, (i) the limited partnership is insolvent; and (ii) the limited partner had actual knowledge of the insolvency of the limited partnership, then for a period of six months, but not thereafter, such limited partner would be liable to the Partnership or, where the Partnership is dissolved, to its creditors, to repay such payment or perform the released obligation with interest to the extent that such contribution or part thereof is, necessary to discharge the liabilities of the Partnership to all creditors who extended credit or whose claims otherwise arose before the return of the capital contribution.
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
Each holder of Restricted Exchangeable Units has the benefit of the Voting Trust Agreement. Pursuant to the terms of the Voting Trust Agreement, the trustee holds Special Voting Shares that entitles the trustee to a number of votes equal to the number of votes that would attach to the Broadcom ordinary shares receivable upon the exchange of Restricted Exchangeable Units as of the record date of a Broadcom shareholder meeting. Holders of Restricted Exchangeable Units are entitled to direct the trustee under the Voting Trust Agreement to vote the number of Special Voting Shares equal to the number of Restricted Exchangeable Units held by such holder in substantially all votes that are presented to the holders of Broadcom ordinary shares. However, in the event that, under applicable law, any matter requires the approval of the holder of record of a Special Voting Share, voting separately as a class, the Voting Trust Agreement restricts the ability of holders of Restricted Exchangeable Units to exercise such voting rights.

Risks Relating to Broadcom Ordinary Shares
A substantial amount of Broadcom’s ordinary shares are held by a small number of large investors and significant sales of its ordinary shares in the public market by one or more of these holders could cause its share price to fall.
A substantial amount of Broadcom ordinary shares are held by a small number of large investors. These investors may sell their shares for a variety of reasons, including dissatisfaction with Broadcom’s short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of Broadcom ordinary shares, given the large amounts of its shares held by these investors. In addition, entities affiliated with Silver Lake Partners have registration rights with respect to their Broadcom ordinary shares. Any such sales of Broadcom ordinary shares by these entities could also impair its ability to raise capital through the sale of additional equity securities.
The trading price of Broadcom ordinary shares may be subject to wide fluctuations, and the value of your investments could materially decline.
The trading price of Broadcom ordinary shares has, at times, experienced substantial price volatility, particularly as a result of quarterly variations in results, the published expectations of analysts and prevailing market and economic conditions. The semiconductor industry is highly cyclical, and Broadcom may experience declines in its revenue related to industry conditions. Fluctuations in share prices have occurred and may continue to occur in response to various factors, many of which Broadcom cannot control, including:

•	general economic and political conditions and specific conditions in the semiconductor industry;

•	changes in expectations as to the future financial performance of Broadcom, including financial estimates or publication of research reports by securities analysts;

•	quarterly variations in operating results;

•	variances of quarterly results of operations from securities analysts’ estimates;

•	strategic moves by Broadcom or its competitors, such as acquisitions or restructuring;

•	announcements of new products or technical innovations by Broadcom or its competitors;

•	actions by institutional shareholders; and

•	speculation in the press or investment community.
In addition, the stock market in general, and the market prices for semiconductor-related companies in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the trading price of Broadcom ordinary shares, regardless of Broadcom’s operating performance. In the past, securities class action litigation often has been brought against a company following periods of volatility in the trading price of its securities. Companies in technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their share prices. Accordingly, Broadcom may be the target of securities litigation in the future. Any securities litigation could result in substantial costs and could divert the attention and resources of Broadcom’s management.
Broadcom cannot assure you that it will continue to declare cash dividends.
Any determination to pay dividends in the future will be at the sole discretion of the Broadcom board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing its debt and equity financing and any future indebtedness it may incur, restrictions imposed by applicable law and other factors the Broadcom board of directors deems relevant.
Furthermore, Broadcom may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by the Broadcom board of directors at any time prior to the payment thereof. Future dividends, if any, their timing and amount, may be affected by, among other factors: Broadcom’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to Broadcom’s business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and Broadcom’s corporate structure. Pursuant to Singapore law and Broadcom’s charter documents, no dividends may be paid except out of Broadcom’s profits. Additionally, realization of a gain on your Broadcom ordinary shares will depend on the appreciation of the price of your Broadcom ordinary shares, which may never occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities
There were no sales of unregistered securities during the fiscal quarter ended January 31, 2016.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Amended and Restated Partnership Agreement, generally governs the sources and uses of the Partnership’s revenue. As noted above, pursuant to the terms of the Amended and Restated Partnership Agreement, following the Restriction Period and subject to the terms and conditions of the Broadcom Agreement, a holder of Restricted Exchangeable Units will have the right to require us to repurchase any or all of the holder’s Restricted Exchangeable Units. In such case, either we or our General Partner will repurchase each Restricted Exchangeable Unit submitted for repurchase in consideration for either one Broadcom ordinary share or an equivalent cash amount, as determined by our General Partner in its sole discretion.
In the event that Broadcom issues Broadcom ordinary shares, the Amended and Restated Partnership Agreement requires Broadcom to contribute the net proceeds from the issuance of such shares to us as a capital contribution on account of its Common Units. In the event that a new class of shares in the capital of Broadcom is created, the General Partner will create a corresponding new class of partnership units that has corresponding distribution rights to such new class of shares and will cause us to issue new units of such class to Broadcom. The Amended and Restated Partnership Agreement also requires Broadcom to contribute the net proceeds from the issuance of such shares to us in exchange for such units.
If Broadcom proposes to redeem, repurchase or otherwise acquire any Broadcom ordinary shares for cash, the Amended and Restated Partnership Agreement requires us, immediately prior to such redemption, repurchase or acquisition, to make a distribution to Broadcom on the Common Units in an amount sufficient for Broadcom to fund such redemption, repurchase or acquisition, as the case may be.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference into this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CAYMAN L.P.
By:	Broadcom Limited, its General Partner
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Senior Vice President and Chief Financial Officer
Date: March 14, 2016

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1#
Agreement and Plan of Merger, dated May 28, 2015, by and among Avago Technologies Limited, Broadcom Corporation, Broadcom Limited (f/k/a Pavonia Limited), Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.), Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc. and Buffalo UT Merger Sub, Inc., as amended July 29, 2015.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

3.1	Constitution of Broadcom Limited	Broadcom Cayman L.P. Form 8-K (Commission File No. 333-205938-01).	February 2, 2016

3.2	Amended and Restated Exempted Limited Partnership Agreement of Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.), dated as of February 1, 2016.	Broadcom Cayman L.P. Form 8-K (Commission File No. 333-205938-01).	February 2, 2016

3.3	Voting Trust Agreement, dated as of February 1, 2016, by and among Broadcom Limited, Broadcom Cayman L.P. and Computershare Trust Company, N.A., as trustee.	Broadcom Cayman L.P. Form 8-K (Commission File No. 333-205938-01).	February 2, 2016

10.1	Form of Indemnification Agreement (Directors).	Broadcom Cayman L.P. Form 8-K (Commission File No. 333-205938-01).	February 2, 2016

10.2	Form of Indemnification Agreement (Officers)	Broadcom Cayman L.P. Form 8-K (Commission File No. 333-205938-01).	February 2, 2016

10.3
Credit Agreement, dated as of February 1, 2016, by and among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l., the lenders named therein, and Bank of America, N.A., as administrative agent.
		Broadcom Cayman L.P. Form 8-K (Commission File No. 333-205938-01).	February 2, 2016

10.4+	Avago Technologies Limited 2009 Equity Incentive Award Plan	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009

10.5+	Second Amended and Restated Broadcom Limited Employee Share Purchase Plan.	Broadcom Cayman L.P. Form 8-K (Commission File No. 333-205938-01).	February 2, 2016

10.6+	LSI Corporation 2003 Equity Incentive Plan	Avago Technologies Limited Registration Statement on Form S-8(Commission File No. 333-195741)	May 6, 2014

10.7+	Broadcom Corporation 2012 Stock Incentive Plan	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015

10.8+	Severance Benefit Agreement, dated January 23, 2014, by and between Avago Technologies Limited and Hock E. Tan	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.9+	Severance Benefit Agreement, dated January 24, 2014, by and between Avago Technologies Limited and Anthony E. Maslowski	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.10+	Severance Benefit Agreement, dated June 3, 2015, by and between Avago Technologies Limited and Charlie Kawwas	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 10, 2015

10.11+	Severance Benefit Agreement, dated January 30, 2014, by and between Avago Technologies Limited and Bryan T. Ingram	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.12+	Severance Benefit Agreement, dated January 24, 2014, by and between Avago Technologies Limited and Patricia H. McCall	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.13+*	Offer of Continuing Employment, dated October 15, 2015, by and between Avago Technologies Limited and Bryan T. Ingram	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-34428)	December 17, 2015

10.14+	Continuing Employment Offer Letter, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	June 10, 2015

10.15+	Offer of Continuing Employment, dated February 2, 2016, by and between Broadcom Limited and Henry Samueli	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690	March 10, 2016

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS†	XBRL Instance Document	X

101.SCH†	XBRL Schema Document	X

101.CAL†	XBRL Calculation Linkbase Document	X

101.DEF†	XBRL Definition Linkbase Document	X

101.LAB†	XBRL Labels Linkbase Document	X

101.PRE†	XBRL Presentation Linkbase Document	X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Limited hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.
†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at January 31, 2016 and November 1, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter ended January 31, 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the fiscal quarter ended January 31, 2016 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.