Form 10-K
period 2016-10-30
Broadcom Cayman L.P.
filed 2016-12-23
CIK 1649345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

State or Other Jurisdiction of Incorporation or Organization	Exact Name of Registrant as Specified in Its Charter Address of Principal Executive Offices Registrant’s telephone number, including area code	Commission File Number	IRS Employer Identification No.
Singapore	Broadcom Limited	001-37690	98-1254807
1 Yishun Avenue 7 Singapore 768923
(65) 6755-7888
Cayman Islands	Broadcom Cayman L.P.	333-2025938	98-1254815
c/o/ Broadcom Limited 1 Yishun Avenue 7 Singapore 768923
(65) 6755-7888
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Ordinary Shares, no par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Broadcom Limited:        Yes ☑     No ☐        Broadcom Cayman L.P.:    Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Broadcom Limited:        Yes ☑     No ☐        Broadcom Cayman L.P.:    Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Broadcom Limited:        Yes ☑     No ☐        Broadcom Cayman L.P.:    Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Broadcom Limited:        Yes ☑     No ☐        Broadcom Cayman L.P.:    Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Broadcom Limited        ☐            Broadcom Cayman L.P.:    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Broadcom Limited:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Broadcom Cayman L.P.:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Broadcom Limited:        Yes ☐     No ☑         Broadcom Cayman L.P.:    Yes ☐     No ☑
State the aggregate market value of Broadcom Limited’s voting and non-voting ordinary shares held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of May 1, 2016, the last business day of our most recently completed second fiscal quarter, the aggregate market value of Broadcom Limited’s ordinary shares held by non-affiliates of Broadcom Limited (based upon the closing sale price of such shares on the Nasdaq Global Select Market on April 29, 2016, the last trading day prior to our fiscal quarter end) was approximately $57.5 billion.
As of November 27, 2016, Broadcom Limited had 398,980,392 of its ordinary shares, no par value per share, outstanding. As of November 27, 2016, Broadcom Cayman L.P. had 390,237,855 common partnership units outstanding (all of which are owned by Broadcom Limited) and 22,804,591 restricted exchangeable partnership units outstanding.
Documents Incorporated by Reference
Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from Broadcom Limited’s definitive Proxy Statement for its 2017 Annual General Meeting of Shareholders. Except as expressly incorporated by reference, Broadcom Limited’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. Broadcom Limited intends to file its definitive Proxy Statement within 120 days after its fiscal year ended October 30, 2016.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended October 30, 2016 of Broadcom Limited and Broadcom Cayman L.P. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations presented in the Form 10-K for the periods prior to February 1, 2016 relate to Avago Technologies Limited, our predecessor, and relate to Broadcom and the Partnership for the periods after February 1, 2016. Broadcom Corporation was indirectly acquired by Broadcom on February 1, 2016 (refer to Note 1. “Overview and Basis of Presentation” included in Part II, Item 8 of this Form 10-K for additional information).
As of October 30, 2016, Broadcom Limited owned approximately 95% of the Partnership (represented by common partnership units, or Common Units) and is the sole general partner of the Partnership, or the General Partner. The balance of the interest in the Partnership is held by certain former Broadcom Corporation shareholders of common stock, or the Limited Partners, in the form of restricted exchangeable limited partnership units, or Partnership REUs. As the General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the amended and restated exempted limited partnership agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
Shareholders’ equity, partners’ capital and the Limited Partners’ noncontrolling interest in Broadcom are the primary areas of difference between the consolidated financial statements of Broadcom and those of the Partnership. The Partnership’s capital consists of Common Units owned by Broadcom and Partnership REUs owned by the Limited Partners. The Partnership REUs are accounted for in partners’ capital in the Partnership’s financial statements and as noncontrolling interest in shareholders’ equity in Broadcom’s financial statements.
The material differences between Broadcom and the Partnership are discussed in sections in this report, including separate financial statements (but combined footnotes), separate disclosure controls and procedures sections, separate certifications of periodic report under Section 302 of the Sarbanes-Oxley Act of 2002 and separate certifications pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the sections that combine disclosure for Broadcom and the Partnership, this report refers to actions or holdings as being actions or holdings of Broadcom.
Broadcom consolidates the Partnership for financial reporting purposes, and neither Broadcom nor the Partnership has material assets other than its interests in their subsidiaries. Therefore, while shareholders’ equity and partners’ capital differ as discussed above, the assets of Broadcom and the Partnership are materially the same on their respective financial statements.

BROADCOM LIMITED AND BROADCOM CAYMAN L.P.
2016 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A: “Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These factors include risks associated with our acquisition of Broadcom Corporation and other acquisitions we may make, such as delays, challenges and expenses associated with integrating acquired companies with our existing businesses and our ability to achieve the growth prospects and synergies expected from acquisitions we may make, including our pending acquisition of Brocade Communications Systems, Inc.; any loss of our significant customers and fluctuations in the timing and volume of significant customer demand; our dependence on contract manufacturing and outsourced supply chain; our dependence on outsourced service providers for certain key business services and their ability to execute to our requirements; our ability to accurately estimate customers’ demand and adjust supply chain and third-party manufacturing capacity accordingly; dependence on a small number of markets; dependence on and risks associated with distributors of our products; quarterly and annual fluctuations in our operating results; cyclicality in the semiconductor industry or in our target markets; global economic conditions and concerns; our competitive performance and ability to continue achieving design wins with our customers, as well as the timing of those design wins; our ability to increase our internal manufacturing capacity to meet customer demand; prolonged disruptions of our or our contract manufacturers' manufacturing facilities or other significant operations; our ability to maintain or improve gross margin; our ability to maintain tax concessions in certain jurisdictions and changes in our taxes; our ability to protect our intellectual property and the unpredictability of any associated litigation expense; any expense or reputational damage associated with resolving customer product warranty and indemnification claims;  our significant indebtedness, including the need to generate sufficient cash flows to service and repay such debt; and other events and trends on a national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. All of the forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations presented for the periods prior to February 1, 2016 relate to Avago Technologies Limited, our predecessor, and relate to Broadcom and the Partnership for the periods after February 1, 2016. Our fiscal year ends on the Sunday closest to October 31. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended October 30, 2016 is referred to as “fiscal year 2016.”

ITEM 1.	BUSINESS
Overview
Broadcom Limited, or Broadcom, is the successor to Avago Technologies Limited, or Avago, as a result of the business combination between Avago and Broadcom Corporation, or BRCM, completed on February 1, 2016. We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor, or CMOS, based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage, and industrial & other, which align with our principal target markets.
The Partnership is an exempted limited partnership formed under the laws of the Cayman Islands in order to effect the business combination between Avago and BRCM. Broadcom is the sole General Partner of, and currently owns a majority interest (by vote and value) in, the Partnership. As General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the Partnership’s amended and restated exempted partnership agreement, or the Partnership Agreement, and applicable laws. There is no board of directors of the Partnership.
Semiconductors are made by imprinting a network of electronic components onto a semiconductor wafer. These devices are designed to perform various functions such as processing, amplifying and selectively filtering electronic signals, controlling electronic system functions and processing, transmitting and storing data. Our digital and mixed signal products are based on silicon wafers with CMOS transistors offering fast switching speeds and low power consumption, which are both critical design factors for the markets we serve. We also offer analog products, which are based on III-V semiconductor materials that have higher electrical conductivity than silicon, and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications. III-V refers to elements from the 3rd and 5th groups in the periodic table of chemical elements. Examples of these materials used in our products are gallium arsenide, or GaAs, gallium nitride, or GaN, and indium phosphide, or InP.
Our over 50-year history of innovation dates back to our diverse origins from Hewlett-Packard Company, AT&T, LSI Corporation, or LSI, and BRCM. Over the years, we have assembled a large team of digital, mixed signal and analog design engineers around the world. We maintain design and product development engineering resources at locations in the United States, Asia, Europe and Israel, providing us with engineering expertise worldwide. We strategically focus our research and development resources to address niche opportunities in our target markets and leverage our extensive portfolio of U.S. and other patents and other intellectual property, or IP, to integrate multiple technologies and create system-on-chip, or SoC, and component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality.
Original equipment manufacturers, or OEMs, or their contract manufacturers, and distributors typically account for the substantial majority of our sales. We have established strong relationships with leading OEM customers across multiple target markets. Many of our major customer relationships have been in place for many years and have often been built as a result of years of collaborative product development. This has enabled us to build our IP portfolio and develop critical expertise regarding our customers’ requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers' businesses and has enabled us to be more efficient and productive and to better serve our target markets and customers. We have a direct sales force focused on supporting large OEMs. We also distribute a substantial portion of our products through our broad distribution network, and a significant amount of these sales are to large global electronic components distributors, including Avnet, Inc.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we outsource a majority of our manufacturing operations, utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. We focus our internal manufacturing capacity and capital expenditures on analog products that utilize our innovative materials and proprietary processes, to protect our IP and to develop the technology for manufacturing, while outsourcing standard CMOS processes. We also have a long history of operating in Asia, where approximately 41% of our employees are located and where we manufacture and source the majority of our products and materials. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.

Recent Developments
Since the acquisition of BRCM on February 1, 2016, we have divested substantially all of the non-core BRCM businesses held-for-sale, which generated aggregate cash proceeds of $830 million in fiscal year 2016. Non-core BRCM businesses sold and those still held-for-sale are presented as discontinued operations, and have been excluded from continuing operations and from segment results for all periods presented in accordance with applicable accounting guidance.
On November 2, 2016, we entered into an Agreement and Plan of Merger, or Brocade Agreement, with Brocade Communications Systems, Inc., or Brocade, and other parties named therein, which provides for a proposed business combination transaction between us and Brocade, or the Brocade Merger. Brocade’s networking solutions help the world’s leading organizations turn their networks into platforms for business innovation. With solutions spanning public and private data centers to the network edge, Brocade is a leader in Fibre channel storage area network switching and IP networking.
Products and Markets
Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and may also incorporate firmware for interfacing between analog and digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We focus on markets that require high quality and the integrated performance characteristics of our products. For the fiscal year ended October 30, 2016, or fiscal year 2016, our wired infrastructure segment contributed 50%, our wireless communications segment contributed 28%, our enterprise storage segment contributed 17%, and our industrial & other segment contributed 5% of our net revenue. Fiscal year 2016 net revenue included contributions from BRCM commencing on February 1, 2016, which are included in the wired infrastructure and wireless communications segments. Fiscal year 2015 net revenue included contributions from Emulex Corporation, or Emulex, commencing on May 6, 2015, which are included in the enterprise storage segment. Fiscal year 2014 net revenue included contributions from LSI and PLX Technologies, Inc., or PLX, commencing on May 6, 2014 and August 18, 2014, respectively; LSI and PLX primarily contributed to the enterprise storage segment, with LSI also contributing to the wired infrastructure segment.
See discussion in the “Results of Operations” section included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12. “Segment Information” included in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for additional segment information.
The table below presents the major product families and their major applications in our reportable segments.

Segment	Major Applications	Major Product Families
Wired Infrastructure	• Set-top Box (STB) and Broadband Access	• Set-top box SoCs
• Cable, digital subscriber line (DSL) and passive optical networking (PON) central office/consumer premise equipment (CO/CPE) SoCs

	• Data center, Telecom, Enterprise and Small-and-Medium size Business/Remote-Office-Branch-Office (SMB)/(ROBO) Networking	• Ethernet switching and routing application specific standard product (ASSP)
• Embedded processors and controllers
• Serializer/Deserializer (SerDes), application specific integrated circuits (ASICs)
• Optical and copper, physical layer (PHYs)
• Fiber optic laser and receiver components

Wireless Communications	• Smartphones	• RF front end modules (FEMs), filters, power amplifiers
• WiFi, Bluetooth, global positioning system/global navigation satellite system (GPS/GNSS) SoCs
• Custom touch controllers

Segment	Major Applications	Major Product Families
Enterprise Storage	• Servers and storage systems	• Serial attached small computer system interface (SAS) and Redundant Array of independent disks (RAID) controllers and adapters
• Peripheral component interconnect express (PCIe) switches
• Fibre channel host bus adapters (HBA)
	• Hard disk drives (HDD); Solid state drives (SSD)	• Read channel based SoCs
• Preamplifiers

Industrial & Other	• Power isolation, power conversion and renewable energy systems	• Optocouplers
	• Factory automation, in-car infotainment and renewable energy systems	• Industrial fiber optics
	• Motor controls and factory automation	• Motion control encoders and subsystems
	• Displays and lighting	• Light emitting diode (LEDs)
Wired Infrastructure Segment. We provide semiconductor solutions for enabling the set-top box and broadband access markets. We also provide a wide variety of semiconductor solutions which manage the movement of data in data center, telecom, enterprise and SMB/ROBO networking applications.
Set-Top Box Solutions: We offer complete SoC platform solutions for cable, satellite, Internet Protocol, over-the-top and terrestrial STBs. Our products enable global service providers to introduce new and enhanced technologies and services in STBs, including transcoding, digital video recording functionality, higher definition, increased networking capabilities, and more tuners to enable faster channel change and more simultaneous recordings. We are also enabling service providers in deploying High Efficiency Video Coding, or HEVC, a video compression format that is a successor to the H.264/MPEG-4 format. HEVC enables ultra-high definition, or Ultra HD, services by effectively doubling the capacity of existing networks to deploy new or existing content. Our families of STB solutions support the complete range of resolutions, from standard definition, to HD and Ultra HD.
Broadband Access Solutions: We offer complete SoC platform solutions for DSL, cable and fiber for both central office deployments and consumer premise equipment, or CPE. For CPE deployments, we support broadband modems, wireless local area network, or WLAN, routers as well as residential gateway solutions. For central office deployment, our solutions include cable modem termination systems, or CMTS, for cable, optical line termination, or OLTs, for fiber, and DSL Access Multiplexer, or DSLAM’s for DSL. Our products enable global service providers to continue to deploy next generation broadband access technologies across multiple standards, including DSL, cable and fiber, to provide more bandwidth and faster speeds to consumers. Over the coming years, we expect to see global service providers moving toward new technologies, including data over cable service interface specification, or DOCSIS, 3.1 for cable modem technologies, G.Fast for DSL, and deploying more fiber-based solutions to increase speeds and bandwidth for customers.
Ethernet Switching and Routing: Ethernet is a ubiquitous interconnection technology that enables high performance and cost effective networking infrastructure. We offer a broad set of Ethernet switching and routing products that are optimized for data center implementations, service provider networks, enterprise, and SMB/ROBO. In the data center market, our high capacity, low latency, switching silicon supports advanced protocols around virtualization and multi-pathing. Our Ethernet switching fabric technologies provide the ability to build highly scalable flat networks supporting tens of thousands of servers. Our service provider switch portfolio enables carrier/service provider networks to support a large number of services in the wireless backhaul, access, aggregation and core of their networks. For enterprise and SMB/ROBO applications, we offer product families that combine multi-layer switching capabilities and support lower power modes that comply with industry standards around energy efficient Ethernet.
Embedded processors and controllers: Our embedded processors leverage our ARM central processing unit, or CPU, and Ethernet switching technology to deliver SoCs for high performance embedded applications in a wide range of communication products such as voice-over-internet-protocol, or VOIP, telephony, point-of-sale devices and enterprise and retail access points and gateways. We offer a range of knowledge-based processors to enable high-performance decision-making for packet processing in a variety of advanced devices in the enterprise, metro, access, edge and core networking spaces. We also offer a range of Ethernet controllers for servers and workstations supporting multiple generations of Ethernet technology.

SerDes ASICs: For data center and enterprise networking, and high performance compute applications, we supply high speed SerDes technology integrated into ASICs. These ASICs are custom products built to individual customers specifications. Our ASICs are designed on advanced CMOS process technologies, focused primarily on leading edge geometries.
Physical Layer Devices: These devices, also referred to as PHYs, are transceivers which enable the reception and transmission of Ethernet data packets over a physical medium such as copper wire or optical fibers. Our high performance Ethernet transceivers are built upon a proprietary digital signal processing communication architecture optimized for high-speed network connections and support the latest standards and advanced features, such as energy efficient Ethernet, data encryption and time synchronization. We also offer a range of automotive Ethernet products to meet growing consumer demand for in-vehicle connectivity.
Fiber optic components: We supply optical laser and receiver components to the Ethernet networking, storage, and access, metro- and long-haul telecommunication markets. Our optical components enable the high speed reception and transmission of data through optical fibers.
Wireless Communications Segment.  We support the wireless communications industry with a broad variety of RF semiconductor devices, connectivity solutions and custom touch controllers. Devices incorporating our wireless solutions include smartphones and tablets.
RF Semiconductor Devices: Our RF semiconductor devices selectively filter, as well as amplify, RF signals. Filters enable modern wireless communication systems to support a large number of subscribers simultaneously by ensuring that the multiple transmissions and receptions of voice and data streams do not interfere with each other. We were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters that offer technological advantages over competing filter technologies, to allow smartphones to function more efficiently in today's congested RF spectrum. FBAR technology has a significant market share within the cellular handset market. As cellular carriers continue to move to 4G/long-term evolution, or LTE, and LTE-advanced standards worldwide, we believe these technological advantages will continue to benefit our business. Our RF products include FEMs that incorporate multiple die into multi-function RF devices, duplexers and multiplexers, which are a combination of two or more transmit and receive filters in a single device, using our proprietary FBAR technology, discrete filters and discrete power amplifiers.
Our expertise in FBAR technology, amplifier design, and module integration enables us to offer industry-leading performance in cellular RF transceiver applications. Our proprietary GaAs wafer manufacturing processes are critical to the production of power amplifier and low noise amplifier products.
Connectivity solutions: Our connectivity solutions include discrete and integrated Wi-Fi and Bluetooth solutions, location (GPS/GNSS) controllers and touch controllers.
Wi-Fi allows devices on a local area network to communicate wirelessly, adding the convenience of mobility to the utility of high-speed data networks. We offer a family of high performance, low power Wi-Fi chipsets. Bluetooth is a low power technology that enables direct connectivity between devices. We offer a complete family of Bluetooth silicon and software solutions that enable manufacturers to easily and cost-effectively add Bluetooth functionality to virtually any device. These solutions include combination chips that offer integrated Wi-Fi and Bluetooth functionality, which provides significant performance advantages over discrete solutions.
We also offer a family of GPS, assisted-GPS (A-GPS) and GNSS semiconductor products, software and data services. These products are part of a broader location platform that leverages a broad range of communications technologies, including WiFi, Bluetooth and GPS, to provide more accurate location and navigation capabilities.
Custom Touch Controllers: Our touch controllers process signals from touch screens in smartphones and tablets.
Enterprise Storage Segment.  Our enterprise storage products enable secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as HDDs and SSDs.
SAS, RAID and PCIe Products: We provide SAS and RAID controller and adapter solutions to server and storage system OEMs. These solutions enable secure and high speed data transmission between a host computer, such as a server, and storage peripheral devices, such as HDD, SSD and optical disk drives and disk and tape-based storage systems. Some of these solutions are delivered as stand-alone semiconductors, typically as a controller. Other solutions are delivered as circuit boards, known as adapter products, which incorporate our semiconductors onto a circuit board with other features. RAID technology is a critical part of our server storage connectivity solutions as it provides protection against the loss of critical data resulting from HDD failures.
We also provide interconnect semiconductors that support the PCI and PCIe communication standards. PCIe is the primary interconnection mechanism inside computing systems today.

Fibre Channel Products: We provide Fibre Channel HBAs, which connect host computers such as servers to Fibre Channel Storage Area Networks, or FC SANs. FC SANs are networks dedicated to storage traffic, and enable simultaneous high speed and secure connections among multiple host computers and multiple storage arrays.
HDD and SSD products: We provide read channel-based SoCs and preamplifiers to HDD OEMs. These are the critical chips required to read, write and protect data. An HDD SoC is an integrated circuit, or IC, that combines the functionality of a read channel, serial interface, memory and a hard disk controller in a small, high-performance, low-power and cost-effective package. Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals. In addition, we sell preamplifiers, which are used to amplify the initial signal to and from the drive disk heads so the signal can be processed by the read channel.
We also provide custom flash controllers to SSD OEMs. An SSD stores data in flash memory instead of on a hard disk, providing high speed access to the data. Flash controllers manage the underlying flash memory in SSDs, performing critical functions such as reading and writing data to and from the flash memory and performing error correction, wear leveling and bad block management.
Industrial & Other.  We provide a broad variety of products for the general industrial and automotive markets. This segment also includes IP licensing revenue.
Optocouplers: We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation for signaling systems that are susceptible to electrical noise or interference. Optocouplers are used in a diverse set of applications, including industrial motors, automotive systems including those used in hybrid engines, power generation and distribution systems, switching power supplies, motion sensors, telecommunications equipment, computers and office equipment, plasma displays, and military electronics.
Industrial Fiber Optics: For industrial networking, we provide fast optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation.
Motion Encoders: For industrial motors and robotic motion control, we supply optical encoders, as well as ICs for the controller and decoder functions.
LEDs: For electronic signs and signals, we supply Light Emitting Diode, or LED, assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays.
Research and Development
We are committed to continuous investment in product development, with a focus on rapidly introducing new, proprietary products. Many of our products have grown out of our own research and development efforts, and have given us competitive advantages in certain target markets due to performance differentiation. However, from time to time we also seek to enhance our capabilities through the acquisition of engineers with complementary research and development skills and complementary technologies and businesses. We focus our research and development efforts on the development of innovative, sustainable and higher value product platforms. We leverage our design capabilities in markets where we believe our innovation and reputation will allow us to earn attractive margins by developing high value-add products.
We plan to continue investing in product development, both organically and through acquisition, to drive growth in our business. We also invest in process development and fabrication capabilities to optimize processes for devices that are manufactured internally. Our field application engineers, or FAEs, and design engineers are located in many places around the world, and in many cases near our top customers. This enhances our customer reach and our visibility into new product opportunities and enables us to support our customers in each stage of their product development cycle, from early stages of production design through to volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value-added, customized products for them that leverage our existing technologies. Research and development expense was $2.7 billion, $1 billion and $695 million for fiscal years 2016, 2015 or 2014, respectively. These amounts included share-based compensation expense of $430 million, $107 million and $57 million for fiscal years 2016, 2015 and 2014, respectively. We anticipate that we will continue to make significant research and development expenditures in order to maintain our competitive position, and with a continuous flow of innovative and sustainable product platforms.

Customers, Sales and Distribution
We sell our products to a wide variety of OEMs or their contract manufacturers, distributors and end users. Certain customers require us to contract with them directly and with specified intermediaries, such as contract manufacturers, and both they and their contract manufacturers often require time-critical delivery of our products to multiple locations around the world. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During fiscal year 2016, Foxconn Technology Group companies (including Hon Hai Precision Industries), or together referred to as Foxconn, accounted for 14% of our net revenue, and our top ten direct customers, which also included four distributors, collectively accounted for 50% of our net revenue. During fiscal year 2015, Foxconn accounted for 24% of our net revenue and our top ten direct customers, which also included three distributors, collectively accounted for 58% of our net revenue. We believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which includes Foxconn), accounted for more than 10% of our net revenues for fiscal year 2016 and more than 20% for fiscal year 2015. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten direct or indirect customers could have a material adverse effect on our business, results of operations and financial condition.
We sell our products through our direct sales force and a select network of distributors globally. Our direct sales force is focused on supporting our large OEM customers. Our sales force has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization.
We have sales offices located in various countries, with a significant presence in Asia, which is a key center of the worldwide electronics supply chain. Many of our customers design products in North America or Europe that are then manufactured in Asia. We also maintain dedicated regional customer support call centers, where we address customer issues and handle logistics and other order fulfillment requirements.
We have strategically developed distributor relationships to serve thousands of customers around the world. A significant amount of our sales are to large global electronic components distributors, including Avnet, Inc., complemented by a number of regional distributors with customer relationships based on their respective product ranges.
We believe we are well-positioned to support our customers throughout the design, technology transfer and manufacturing stages across all geographies.
Operations
The majority of our front-end wafer manufacturing operations is outsourced to external foundries, including Taiwan Semiconductor Manufacturing Company Limited, or TSMC, primarily, as well as United Microelectronics Corporation, Semiconductor Manufacturing International Corporation, GlobalFoundries Inc., Tower Jazz and WIN Semiconductors Corp. We use third-party contract manufacturers for a significant majority of our assembly and test operations, including ASE Korea, Inc., Amkor Technology, Siliconware Precision Industries Co. Ltd., UTAC Holdings Ltd., King Yuan Electronics Corp. and Inari Technology SDN BHD. We use our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our IP and to develop specialized manufacturing technology. Examples of internally fabricated semiconductors include our FBAR filters for wireless communications and our VCSEL-based and InP-based lasers for fiber optic communications. The majority of our internal III-V semiconductor wafer fabrication is done in the United States and Singapore. Many of our products are designed to be manufactured in a specific process, typically at one particular foundry, either our own or with a particular contract manufacturer, and in some instances, we may only qualify one contract manufacturer to manufacture certain of our products. For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production.
Materials and Suppliers
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials. We purchase materials from hundreds of suppliers on a global basis. These supply relationships are generally conducted on a purchase order basis. While we have not experienced any significant difficulty in obtaining the materials used in the conduct of our business and we believe that no single supplier is material, some of the parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for re-design or qualification. Our long-term relationships with our suppliers allow us to proactively manage our technology development and product discontinuance plans, and to monitor our suppliers' financial health. Some suppliers may, nonetheless, extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique or highly specialized components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we may use a number of techniques, including qualifying more than one source of supply, redesigning products for alternative components and incremental, or in some cases "lifetime," purchases of affected parts for supply buffer.

Competition
The global semiconductor market is highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in narrow markets. We compete with integrated device manufacturers, or IDMs, and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. The competitive landscape is changing as a result of a trend toward consolidation within the industry, as some of our competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings and as new companies enter the market. Additionally, our ability to compete effectively depends on a number of factors, including: quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support.
Our primary competitors in the wired infrastructure segment are Cavium Inc., Intel Corp., Finisar Corp., GlobalFoundries, HiSilicon Technologies Co. Ltd., Lumentum Operations LLC, MACOM Technology Solutions Holdings, Inc., Marvell Corp., Mediatek Inc., Mellanox Technologies, Mitsubishi Electric Corporation, NXP Semiconductors N.V., Quantenna Inc., ST Microelectronics N.V., and Sumitomo Corporation. We compete based on the strength of our high speed proprietary design expertise, our customer relationships, and broad product portfolio.
Our primary competitors in the wireless communications segment are Murata Manufacturing Co., Ltd., Qorvo, Inc., Qualcomm Inc., Skyworks Solutions, Inc., and TDK-EPC Corporation. We compete based on our expertise in FBAR technology, amplifier design, module integration and proprietary material processes.
Our competitors in the enterprise storage segment include Cavium Inc., Marvell Technology Group, Ltd., Microsemi Corp., and Texas Instruments, Inc. We compete based on our expertise in multiple storage protocols and mixed-signal design.
Our primary competitors in the industrial & other segment are Analog Devices, Inc., Cree, Inc., Hamamatsu Photonics K.K., Heidenhain Corporation, Renesas Electronics Corporation and Toshiba Corporation. We compete based on our design expertise, broad product portfolio, reputation for quality products and large customer base.
Intellectual Property
Our success depends in part upon our ability to protect our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks, service marks, trade secrets and similar IP, as well as customary contractual protections with our customers, suppliers, employees and consultants, and through security measures to protect our trade secrets. We believe our current product expertise, key engineering talent and IP portfolio provide us with a strong platform from which to develop application specific products in key target markets.
As of October 30, 2016, we had approximately 27,640 U.S. and other patents and approximately 3,020 U.S. and other pending patent applications. Our research and development efforts are presently resulting in approximately 350 new patent applications per year, relating to a wide range of ASIC, isolation, encoder, LED, RF and optoelectronic components, enterprise storage products, HDD silicon, PCIe, USB and other standard I/O devices, Ethernet and Fibre-Channel connectivity and controllers, set-top box SoCs, cable modem SoCs, broadband access SoCs, wireless connectivity SoCs, switching/routing SoCs, high performance processor SoCs and associated applications. The expiration dates of our patents range from 2017 to 2035, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
We focus our patent application program to a greater extent on those inventions and improvements that we believe are likely to be incorporated into our products, as contrasted with more basic research. However, we do not know how many of our pending patent applications will result in the issuance of patents or the extent to which the examination process could require us to narrow our claims.
We and our predecessors have also entered into a variety of IP licensing and cross-licensing arrangements that have both benefited our business and enabled some of our competitors. A portion of our revenue comes from IP licensing royalty payments and from technology claim settlements relating to such IP. We also license in third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Historically, licenses of the third-party technologies used by us have been available to us on acceptable terms.
The semiconductor industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights. Many of our customer agreements require us to indemnify our customers for third-party IP infringement claims. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any IP rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages, expend resources to develop non-infringing technology, seek a license which may not be available on commercially reasonable terms or at all, or relinquish patents or other IP rights.
Employees
As of October 30, 2016, we had approximately 15,700 employees worldwide. By geography, approximately 55% of our employees are located in North America, 41% in Asia, and 4% in Europe. In Singapore, approximately 300 of our 1,000 employees are subject to a collective bargaining agreement. In the United States, none of our employees is represented by a labor union. A small number of our employees in other countries are represented by workers' councils or labor unions.
Environmental and Other Regulation
Our research and development and manufacturing operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and treatment, transport, storage and disposal of solid and hazardous wastes. We are also subject to regulation by the United States Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions.
We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to our business will not require us to incur significant expenditures.
We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the United States, European Union and China, among a growing number of jurisdictions, which have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. These laws are becoming more stringent and may in the future cause us to incur significant expenditures.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be, and often are, rescheduled, canceled or modified on relatively short notice, without substantial penalty. Therefore, we believe that purchase orders or backlog are not necessarily a reliable indicator of future sales.
Seasonality
Historically, our net revenue has typically been higher in the second half of the fiscal year than in the first half, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to launches of new mobile handsets manufactured by our OEM customers. However, from time to time, typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications and enterprise storage segments.
Financial Information about Geographic Areas
For information on the geographic concentration of our net revenue and long-lived assets, please see Note 12. “Segment Information,” of our consolidated financial statements, included elsewhere in the Annual Report on Form 10-K.
Other Information
Broadcom Limited was incorporated under the laws of the Republic of Singapore in March 2015 and is successor to Avago Technologies Limited, which was incorporated under the laws of the Republic of Singapore in August 2005. Our Singapore company registration number is 201505572G. The address of our registered office and our principal executive offices is 1 Yishun Avenue 7, Singapore 768923, and our telephone number there is +65-6755-7888. Our ordinary shares are listed on the Nasdaq Global Select Market under the trading symbol “AVGO”.
Broadcom Cayman, L.P. was formed under the laws of the Cayman Islands in May 2015. The address of the Partnership’s registered office is P.O. Box 309, Ugland House, Grand Cayman, KY1-104, Cayman Islands. The address of the Partnership’s principal executive offices is 1 Yishun Avenue 7, Singapore 768923, and the telephone number there is +65-6755-7888.
Broadcom Limited is subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or the SEC. In addition, the Partnership restricted exchangeable units, or Partnership REUs (which are held by former BRCM shareholders), are deemed to be registered under Section 12(b) of the

Exchange Act and the Partnership is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder.
Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may be obtained by calling the SEC at 1–800–SEC–0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We maintain a website at www.broadcom.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC, as well as, proxy statements filed by Broadcom Limited, free of charge at the “Investor Center — SEC Filings” section of our website at www.broadcom.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on or accessible through our website.

Item 1A. Risk Factors
As noted above, Broadcom is the successor to Avago. Following the acquisition of BRCM, on February 1, 2016, Broadcom became the ultimate parent company of Avago and BRCM. Financial information and results of operations presented in this Form 10-K for periods prior to February 1, 2016 relate to Avago and relate to us for the periods after February 1, 2016.
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our ordinary shares. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
Risks Related to Our Business
Our acquisition of BRCM and the integration of its business, operations and employees with our own will involve risks and the failure to integrate successfully or realize the anticipated benefits could adversely affect our financial results and the value of our ordinary shares.
We completed the Broadcom Transaction on February 1, 2016. Although we expect significant benefits to result from this acquisition, there can be no assurance that we will actually realize all of the anticipated benefits of the acquisition. Achieving these benefits depends, in part, on our ability to integrate BRCM’s business successfully and efficiently with our business, and the harmonization of differences in the business cultures between the two companies and their personnel. The challenges and risks involved in this integration, which are complex and time-consuming, include the following:

•	consolidating and integrating information technology, corporate, finance and administrative infrastructures;

•	coordinating and integrating our international operations;

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees;

•	servicing the substantial debt we incurred in connection with Broadcom Transaction; and

•	integrating financial forecasting and controls, procedures and reporting cycles, including integration of the BRCM businesses onto our enterprise resource planning system.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of BRCM, then we may not achieve all of the anticipated benefits of the acquisition and our revenue, expenses, operating results, financial condition and the value of our ordinary shares could be materially adversely affected. In addition, we may be exposed to unexpected contingencies or liabilities of BRCM. For example, goodwill and intangible assets could be determined to be impaired, which could adversely impact our financial results.
As a result of the acquisition of BRCM, we have implemented a number of cost reduction activities, including the elimination of a substantial number of positions from our combined global workforce across all business and functional areas. During this time we have been, and will continue to be, dependent on the services of a number of employees who are transitioning out of our workforce. We may be unable to successfully manage these employees in the performance of their transition activities.
The successful integration of the BRCM business will require significant management attention, and may divert the attention of management from our business and operational issues.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of direct customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For fiscal year 2016, our top ten direct customers, which included four distributors, collectively accounted for 50% of our net revenue, of which direct sales to Foxconn accounted for 14%. We also believe our aggregate sales to Apple Inc. when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which include Foxconn), accounted for more than 10% of our net revenue for fiscal year 2016.
This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers. In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them and the relationship can usually be terminated at any time, without penalty, which is typical of our industry. In addition, we are selling an increasing amount of our products through an increasingly limited number of distributors, which may expose us to additional customer concentration and related credit risks.
The loss of, or any substantial reduction in sales to, any of our major direct or end customers could have a material adverse effect on our business, financial condition and results of operations and cash flows.
Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party wafer foundry and module assembly and test capabilities, referred to as contract manufacturers. Our products require semiconductor wafers manufacturers with state-of-the-art fabrication equipment and techniques, and most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular contract manufacturer.
We utilize Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately two-thirds of the wafers manufactured by our contract manufacturers during fiscal year 2016. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
We depend on our contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Although we often have long-term contracts with our contract manufacturers, we do not generally have long-term capacity commitments. We obtain substantially all of our manufacturing services on a purchase order basis and our contract manufacturers have no obligation to provide us with any specified minimum quantities of product. Further, from time to time our contract manufacturers will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify, and establish reliable production, at acceptable yields, with a new contract manufacturing partner is typically lengthy, there is often no readily available alternative source for the wafer or other contract manufacturing services we require. In addition, qualifying such manufacturers is often expensive, and they may not produce as cost-effectively as our other suppliers, which would reduce our margins. In such circumstances, we may be unable us to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, and our net revenue could decline adversely affecting our business, financial condition and results of operations. Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
We also depend on our third party contract manufacturers to timely develop new, advanced manufacturing processes, including, in the case of wafer fabrication, transitions to smaller geometry process technologies. If these new processes are not timely developed or we do not have sufficient access to them, we may be unable to maintain or increase our manufacturing efficiency to the same extent as our competitors or deliver products to our customers, which could result in loss of revenue opportunities and damage our relationships with our customers.
We purchase a significant amount of the materials used in our products from a limited number of suppliers.
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials and finished goods from a few materials providers, some of which are single source suppliers. During fiscal year 2016, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our pending acquisition of Brocade. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, or to consummate any such transactions. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition, including the pending acquisition of Brocade.
Any acquisitions, including the pending acquisition of Brocade, we may undertake involve risks and uncertainties. For example, if we fail to complete an acquisition our share price could fall to the extent the price reflects an assumption that such acquisition will be completed, we may have incurred significant unrecoverable costs, and be subject to legal proceedings related to the acquisition. Further, the failure to consummate an acquisition may result in negative publicity and negatively impact our relationships with our customers, vendors and employees. If an acquisition is completed, we may become subject to litigation and the integration of acquired businesses may not be successful. The integration of an acquired business involves significant challenges, including among others: minimizing the disruption of our business and diversion of management’s attention from daily operations; incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, acquiring goodwill and other non-amortization intangible assets, and increasing our expenses and working capital requirements; and implementing our management information systems, operating systems and internal controls over, and integrating the personnel of, the acquired operations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic markets or industry sectors of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition. Failure to manage and successfully integrate the acquisitions we make, or to improve margins of the acquired businesses and products could materially harm our business, operating results and margins.
Any future acquisitions we make may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings, and in the case of an equity or equity-linked financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
From time to time, we may also seek to divest or wind down portions of our business, both acquired or otherwise, that are not strategically important, such as the portions of the Brocade business that we do not intend to retain, or we may exit minority investments, each of which could materially affect our cash flows and results of operations. Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its recently acquired Ruckus Wireless business, or the non-core Brocade assets. The disposition of the non-core Brocade assets or any other future dispositions we make may involve risks and uncertainties, including our ability to sell these businesses on terms acceptable to us, or at all. Any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third party purchasers, which could limit our ability to assert our IP rights against such third party purchasers.
Failure to adjust our manufacturing and supply chain to accurately meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, internal fab capacity and other resource requirements, based on our estimates of customer requirements. Factors that can impact our ability to accurately estimate future customer requirements include the short-term nature of many customers’ commitments, our customers’ ability to reschedule, cancel and modify orders with little or no notice and without significant penalty, the accuracy of our customers’ forecasts and the possibility of rapid changes in demand for our customers’ products, as well as seasonal or cyclical trends in their industries or the semiconductor industry.
To ensure availability of our products, particularly for our largest customers, we typically start manufacturing our relevant products based on our customers’ forecasts, which are not binding. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or which may be substantially lower than expected. If actual demand for our products is lower than forecast, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income. Conversely, customers often require rapid increases in production on short notice. We may be unable to secure sufficient materials or contract manufacturing capacity to meet such increases in demand. This could damage our customer relationships, reduce revenue growth and margins, subject us to additional liabilities, harm our reputation, and prevent us from taking advantage of opportunities.
We are dependent on a small number of markets, and dynamics in these markets could negatively impact our business or results of operations.
We operate in a limited number of markets. If demand in these markets declines or grows at a significantly slower pace than expected, our results may be adversely affected. The success of our wired infrastructure segment is primarily dependent on IT and data center spending, which can vary dramatically from quarter to quarter, consumer demand for traditional pay-TV services, capital expenditures on the installation of broadband capacity and our ability to transition our products to increasingly smaller line width geometries. Our wireless communications segment is primarily dependent on the mobile handset market, which is characterized by intense competition, rapidly evolving technologies and changing consumer preferences, and our success is dependent on the overall demand for mobile handsets and macroeconomic conditions in general, as well as relative success of the mobile handsets into which our products are incorporated.
Similar to our wired infrastructure segment, our enterprise storage segment is dependent on data center spending, as well as HDD-related sales. In addition, the shift to cloud-based IT solutions and services, such as hyperscale computing, may adversely affect both our wired infrastructure and enterprise storage segments. We currently sell a substantial portion of our products for use in traditional enterprise data centers. As cloud-based IT solutions become more prevalent, our results of operations will suffer if we are unable to increase sales of our products to cloud-based data center providers.
We are subject to risks associated with our distributors’ product inventories and product sell-through.
We sell many of our products through distributors who maintain their own inventory of our products for sale to dealers and end customers. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. These programs may require us to deploy a substantial amount of cash to fund them. As of October 30, 2016, we had an aggregate of approximately $149 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 30% of our net revenue for fiscal year 2016.
If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods.
We do not always have a direct relationship with the end-customers of our products sold through distributors. As a result, our products may be used in applications for which they were not necessarily designed or tested, including, for example, medical devices, and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business and results of operations.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	our ability to successfully and timely integrate, and realize the benefits of acquisitions we may make;

•
the timing of launches by our customers of new products, such as mobile handsets, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	seasonality or other fluctuations in our markets;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	utilization of our internal manufacturing facilities and fluctuations in manufacturing yields;

•	the timing of acquisitions or dispositions of, or making and exiting investments in, other entities, businesses or technologies;

•	fluctuations in interest rates, as substantially all of our outstanding indebtedness bears interest at floating rates;

•	fluctuations in currency exchange rates;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expense;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs.
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development and internal manufacturing overhead costs. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or a reliable indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, an immediate and significant decline in the trading price of our ordinary shares may occur.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team, and in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer. Although we sometimes provide certain retention-based incentives to certain executives, none of our senior management is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Sustained uncertainty about, or worsening of, current global economic conditions may cause our customers and consumers to reduce or delay spending, could lead to the insolvency of key suppliers and customers, and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.
Winning business is subject to lengthy, competitive selection processes that often require us to incur significant expense, from which we may ultimately generate no revenue.
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and could weaken our position in future competitive selection processes.
Winning a product design does not guarantee sales to a customer or that we will realize as much revenue, if any, as anticipated. A delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we incur significant expense in the design process and may generate little or no revenue from it. In addition, the timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins occurring at the same time, may strain our resources and those of our contract manufacturers. In such event, we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses. Often customers will only purchase limited numbers of evaluation units from us until they qualify the products and/or the manufacturing line for the products. The qualification process can take significant time and resources and we may not always be able to satisfy the customers’ qualification requirements. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue. Finally, customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products, and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.
Competition in our industry could prevent us from growing our revenue.
The global semiconductor market is highly competitive. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. Competition may further increase as companies not currently in direct competition with us may introduce competing products in the future. In addition, the competitive landscape is changing as a result of a trend toward consolidation within the industry, as some of our direct competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue.
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
If we are unable to compete successfully, we may lose market share for our products or incur significant reduction in our project margins, any of which could have a material adverse effect on our business and results of operations.
We are making substantial capital investments in our wireless product manufacturing facilities to increase our capacity, however this may be insufficient to meet demand. Conversely, if we overestimate demand, we may not realize the benefit we anticipate from these investments.
We are continuing to add manufacturing capacity at our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless communications segment. Unanticipated delays in these activities could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at this facility. Even with this expansion, our manufacturing capacity may be insufficient to meet demand. From time to time, we have put products for our wireless FBAR filter products on allocation when we have been unable to bring capacity online quickly enough to meet stronger than anticipated demand. If we underestimate customer demand, or if insufficient manufacturing capacity is available at this facility to satisfy customers’ demands, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we overestimate customer demand we would experience excess capacity at these facilities, which would result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal manufacturing facilities for products utilizing our innovative materials and proprietary processes, to protect our IP, to develop the technology for manufacturing and to ensure supply of certain components. Many of our facilities, and those of our contract manufacturers and suppliers, are located in California and the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are primarily concentrated in China, India, Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, Southern California and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
A prolonged disruption at one or more of our manufacturing or research facilities for any reason, especially our Fort Collins, Singapore and Breinigsville facilities, or those of our contract manufacturers or suppliers, due to natural- or man-made disasters or other events outside of our control, such as widespread outbreaks of acute illness or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, expose us to claims by our customers and could materially and adversely affect our business. Although we purchase insurance to mitigate such losses, any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in significant expense to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.
Any failure of our IT systems or one or more of our vendors to provide necessary services could have a material adverse effect on our business.
We depend on various IT systems, including networks, applications, internal IT systems and personnel, and outsourced services. We rely on third-party vendors to provide critical corporate infrastructure services, including certain services related to accounting, billing, human resources, benefit plan administration, IT network development and network monitoring. While we may be entitled to damages if our vendors fail to perform under their agreements with us, we may be unable to collect on any award of damages and any award may be insufficient to cover the actual costs we may incur as a result of a vendor’s failure to perform under its agreement with us. Upon expiration or termination of any of our third-party vendor agreements we may not be able to timely replace the vendor on terms and conditions, including service levels and cost, that are favorable to us. In addition, a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
Our gross margin is dependent on a number of factors, including our product mix, price erosion, acquisitions we may make and level of capacity utilization and commodity prices.
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our non-product and IP-related revenue, could adversely affect our future gross margin percentages. Although our non-product revenue is generally high margin, it fluctuates significantly from quarter to quarter. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, reductions in our technological lead, compared to our competitors, and other factors may lead to further price erosion, lower revenue and lower margin for us in the future.
Our gross margin may also be adversely affected by expenses related to the acquisitions of businesses, such as amortization of intangible assets and restructuring and impairment charges. Furthermore, businesses or companies that we acquire may have different gross margin profiles than us and could, therefore, also affect our overall gross margin.
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our owned internal manufacturing facilities at a high level, the fixed costs associated with these facilities, such as depreciation expense, will not be fully absorbed, resulting in higher average unit costs and a lower gross margin. Furthermore, fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of price increases passed on to us by our suppliers could negatively impact our margins. We do not hedge our exposure to commodity prices, some of which (including gold and fuel prices) are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.

If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
Our operations are currently structured to benefit from the various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that qualifying income we earn in Singapore is subject to tax holiday or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a corporate headquarters function and specified IP and related activities in Singapore. Subject to our compliance with these conditions, the Singapore tax incentives are presently scheduled to expire at various dates generally between 2020 and 2025, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have tax holidays on our qualifying income in Malaysia, which are scheduled to expire between 2018 and 2028. The tax incentives and tax holidays that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. The effect of all these tax incentives and tax holidays, in the aggregate, was to reduce the overall provision for income taxes by approximately $169 million, $207 million and $99 million, for fiscal years 2016, 2015 and 2014, respectively, reduce diluted net loss per share by $0.44 for fiscal year 2016 and increase diluted net income per share by $0.74 and $0.37 for fiscal years 2015 and 2014, respectively.
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
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, and even with significant expenditures we may not be able to protect our IP rights that are valuable to our business. We are unable to predict or assure that:

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
Our future success depends on our ability to retain, attract and motivate qualified personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time or otherwise. We have historically encountered difficulties in hiring and retaining qualified engineers, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, our employees, including employees whom we have retained as a result of an acquisition may decide not to continue working for us and may leave with little or no notice following an acquisition. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
We are subject to warranty claims, product recalls and product liability.
From time to time, we may be subject to warranty or product liability claims that have led, and may in the future lead, to significant expense. We may also be exposed to such claims as a result of any acquisition we may undertake in the future. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.
Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. It is possible for one of our customers to recall a product containing one of our devices. In such an event, we may incur significant costs and expenses, including among others, replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.
The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products. As a result, our financial results could be materially and adversely affected.
Our effective tax rates and cash taxes payable are affected by reorganizations or restructurings of our businesses or assets, changes in our corporate or debt financing structure, jurisdictional revenue mix, changes in tax regulations or policy and the outcome of tax audits and examinations, which could materially, adversely affect financial results.
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
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•	reorganization or restructuring of our businesses, tangible and intangible assets, outstanding indebtedness and corporate structure;

•	jurisdictional mix of our income and assets, and the resulting tax effects of differing tax rates in different countries;

•	changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;

•	changes in transfer pricing rules or methods of applying these rules;

•	changes in tax laws including, in Singapore, changes to the taxation of earnings of foreign subsidiaries, the deductibility of expenses attributable to income and foreign tax credit rules;

•	tax effects of increases in non-deductible employee compensation;

•	changes in tax accounting rules or principles and in the valuation of deferred tax assets and liabilities;

•	outcomes of income tax audits; and

•	expiration or lapses of tax credits or incentives.
At the time we completed the Broadcom Merger, in connection with the preliminary allocation of purchase price, we established a deferred tax liability on our balance sheet. This is associated with our potential tax liability arising from our planned integration of BRCM’s IP, which was completed in November 2016. This tax liability will become payable as earnings resulting from this integration of IP is distributed over time. In addition, prior to the closing of the Broadcom Merger, our policy was to indefinitely reinvest a portion of our foreign earnings to fund our operations outside Singapore. Effective as of our fiscal quarter ended May 1, 2016, we no longer intend to indefinitely reinvest any of our accumulated and current foreign earnings in our operations outside Singapore. As a result of these events, the amount of our income taxes payable could increase materially and consume an increasing amount of our cash. In addition, our provision for income taxes in future periods is likely to change as a result of the impact of internal restructuring and reorganization, in particular as a result of the Broadcom Merger, which would also affect our overall effective tax rate.
We have also adopted transfer-pricing policies between our affiliated entities. Our policies call for the provision of services, the sale of products, and licenses from one affiliate to another at prices that we believe are negotiated on an arm’s length basis. Our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future tax years. As a result of these adjustments, we could become subject to higher taxes and our earnings and results of operations would be adversely affected in any period in which such determination is made.
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
In addition, we are subject to, and are under, tax audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside Singapore could materially impact our financial position and results of operations.
Tax bills are introduced from time to time to reform taxation of international business activities. The Organisation for Economic Co-operation and Development, or OECD, has released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and guidelines in determining arm’s length transfer pricing. This guidance is collectively referred to as Base Erosion and Profit Shifting, or BEPS, an initiative that aims to standardize and modernize global tax policy. Depending on legislation ultimately enacted in connection with this guidance by jurisdictions in which we operate, there may be significant consequences for us due to the large scale of our international business activities. For example, adoption of BEPS by foreign jurisdictions in which we operate could result in changes to tax policies, including transfer-pricing policies that could ultimately impact our tax liabilities to foreign jurisdictions. If any of these proposals are enacted into law, or if other international, consensus-based tax policies and principles are amended or implemented, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
We make substantial investments in research and development to improve existing and develop new technologies to keep pace with technological advances and to remain competitive in our business, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The semiconductor industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and requires substantial investment in our research and development in order to develop and bring to market new and enhanced technologies and products. In addition, semiconductor products transition over time to increasingly smaller line width geometries. This requires us to adapt our products and manufacturing processes to these new technologies, which requires expertise in new procedures. Our failure to successfully transition to smaller geometry process technologies could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. We expect the dollar amount of research and development expenses to increase for the foreseeable future, due to the increasing complexity and number of products we plan to develop. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies that we do not support, become widely accepted, demand for our products may be reduced. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in research and development could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
A majority of our products are produced and sourced in Asia, including China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand and we sell our products throughout the world. In addition, as of October 30, 2016, approximately 41% of our employees are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, or civil disturbances or political instability;

•
restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export restrictions, export duties and quotas, and customs duties and tariffs;

•
disruptions of capital and trading markets and currency fluctuations, which may result in our products becoming too expensive for foreign customers or foreign-sourced materials and services becoming more expensive for us;

•	difficulty in obtaining product distribution and support, and transportation delays;

•	public health or safety concerns;

•	nationalization of businesses and expropriation of assets; and

•	changes in tax laws.
A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations, including anti-corruption and anti-bribery laws and regulations of the countries in which we do business, antitrust and competition laws, data privacy laws and export regulations. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Although, our Code of Ethics and Business Conduct and other policies prohibit us and our employees from engaging in unethical business practices, there can be no assurance that all of our employees or agents will refrain from acting in violation of our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to civil or criminal penalties.
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, and many of our products are regulated or sold into regulated industries, such as the U.S. Export Administration Regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations.
In addition, the manufacture and distribution of our semiconductors must comply with various laws and adapt to changes in regulatory requirements as they occur. For example, if a country in which our products are manufactured or sold sets technical standards that are not widely shared, it may require us to stop distributing our products commercially until they comply with such new standards, lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with these requirements, we could also be required to pay civil penalties or face criminal prosecution.
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
We are subject to a variety of international laws and regulations relating to the use, disposal, clean-up of and human exposure to, hazardous materials. Compliance with environmental, health and safety requirements could, among other things, require us to modify our manufacturing processes, restrict our ability to expand our facilities, or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products, and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could by costly and have a material adverse effect on our business, financial condition and results of operations.
Changing requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products sold in various countries, including the United States, China, Japan, and in the European Union, increase the complexity and costs of our product design and procurement operations and may require us to re-engineer our products. Such re-engineering may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations. We may also experience claims from employees from time to time with regard to exposure to hazardous materials or other workplace related environmental claims.
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
The products we develop and sell are used for high volume applications. As a result, the prices of those products have often decreased rapidly. Gross profit on our products may be negatively affected by, among other things, pricing pressures from our customers. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. In addition, some of our customer agreements provide for volume-based pricing and product pricing roadmaps, which can also reduce the average selling prices of our products over time. Our margins and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.
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
We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expense to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of the effectiveness of our internal control over financial reporting as of October 30, 2016 did not include the internal controls of BRCM, which we acquired in February 2016. Even though, as of October 30, 2016, we concluded that our internal control over financial reporting (excluding BRCM) was effective, we need to maintain our processes and systems and adapt them as our business grows and changes, including to reflect our integration of BRCM, as well as any future acquisitions we may undertake, including our pending acquisition of Brocade. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in the implementation of such controls, either in our existing business or in businesses that we have or acquired or may acquire in the future, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
Remediation of a material weakness could require us to incur significant expenses and if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our ordinary shares may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq Global Select Market. We may also be required to restate our financial statements from prior periods.

Our financial condition and results of operations could be adversely affected by employee-benefit related costs and expense.
We sponsor several defined benefit plans and post-retirement medical benefit plans. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $516 million at the end of fiscal year 2016. We expect to have additional funding requirements in future years and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to, our pension plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which they are made. Furthermore, in order to reduce the expenses associated with these programs, where practicable, we are seeking to move defined benefit plans to defined contribution plans, or to cash out future retirees not yet receiving benefits, and to replace existing pension obligations with annuities. Any such changes may adversely affect our results of operations, including our profitability and cash flows. Weak economic conditions and related under-performance of asset markets could also lead to increase and post-retirement benefit expense.
The IRS may not agree that Broadcom Limited should be treated as a foreign corporation for U.S. federal income tax purposes.
A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because Broadcom is a Singapore entity, it would generally be classified as a foreign corporation (and, therefore, not a U.S. tax resident) under these rules. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code.
Under Section 7874 of the Code, if the former shareholders of BRCM hold 80% or more of the vote or value of the ordinary shares of Broadcom, by reason of their former holding of BRCM common shares (the percentage (by vote and value) of our ordinary shares considered to be held (for purposes of Section 7874 of the Code) by former BRCM shareholders immediately after the Broadcom Transaction by reason of holding BRCM common shares is referred to in this disclosure as the “Section 7874 Percentage”), and our expanded affiliated group after the Broadcom Transaction does not have substantial business activities in Singapore relative to our worldwide business activities, Broadcom would be treated as a U.S. corporation for U.S. federal income tax purposes. If the Section 7874 Percentage were determined to be at least 60% (but less than 80%), Section 7874 of the Code would cause Broadcom to be treated as a “surrogate foreign corporation” if we did not have substantial business activities in Singapore relative to our worldwide business activities.
Under current law, Broadcom should not be treated as a U.S. corporation for U.S. federal income tax purposes. However, determining the Section 7874 Percentage is complex and is subject to factual and legal uncertainties, including that such determination takes into account several factors other than the ratio of ownership of our ordinary shares by former BRCM shareholders following the Broadcom Transaction. While we believe the Section 7874 Percentage to be significantly less than 60% (and therefore that Section 7874 should not apply to Broadcom or BRCM), there can be no assurance that the IRS will agree with the position that the Section 7874 Percentage is less than 60%.
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
We incurred a substantial amount of indebtedness in connection with the Broadcom Transaction under and pursuant to the 2016 Credit Agreement. The borrowers’ obligations under the 2016 Credit Agreement are guaranteed by and are collateralized, subject to certain exceptions, by substantially all of the assets of the Guarantors. Subject to restrictions in the 2016 Credit Agreement and receipt of commitments, we may incur additional indebtedness.
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
The 2016 Credit Agreement contains a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on the ability of our subsidiaries to:

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
In addition, the 2016 Credit Agreement includes financial covenants requiring our subsidiary, Avago Technologies Cayman Holdings Ltd, to, while the Term B-3 Loan remains outstanding, maintain a maximum first lien leverage ratio. Our ability to meet the financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain the applicable maximum first lien leverage ratio.
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
Risks Relating to Investments in Singapore Companies
It may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us or our directors in Singapore.
Broadcom is incorporated under the laws of the Republic of Singapore, and certain of our directors are resident outside the United States. Moreover, a majority of our consolidated assets are located outside the United States. Although Broadcom is incorporated outside the United States, we have agreed to accept service of process in the United States through our agent designated for certain purposes. Nevertheless, since a majority of the consolidated assets owned by us are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States.
There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. There is doubt whether a Singapore court may impose civil liability on Broadcom or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States. Consequently, there can be no assurance as to whether Singapore courts will enter judgments in actions brought in Singapore courts based upon the civil liability provisions of the federal securities laws of the United States.
Broadcom is incorporated in Singapore and our shareholders may have more difficulty in protecting their interest than they would as shareholders of a corporation incorporated in the United States, and we may have more difficulty attracting and retaining qualified board members and executives.
Broadcom’s corporate affairs are governed by its Constitution and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our Board, under Singapore law (including under the recently amended Singapore Companies Act) are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management or members of our Board than they would as shareholders of a corporation incorporated in the United States.
In addition, being a public company incorporated in Singapore may make it more expensive for Broadcom to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on committees of our Board, and qualified executive officers.
For a limited period of time, our directors have general authority to allot and issue new ordinary shares on such terms and conditions as may be determined by our Board in its sole discretion.
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of Broadcom’s shareholders in a general meeting. At our 2016 annual general meeting, Broadcom’s shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares, which will continue in force until the earlier of (i) the conclusion of our annual general meeting in 2017, (ii) the expiration of the period within which the next annual general meeting is required by law to be held (i.e., within 15 months after the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders at a duly convened general meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and Broadcom’s Constitution, our Board may allot and issue new ordinary shares on such terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.

Risks Relating to Owning Our Ordinary Shares
At times, Broadcom’s share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management’s attention and resources.
The trading price of Broadcom ordinary shares has, at times, fluctuated significantly. The trading price of Broadcom ordinary shares could be subject to wide fluctuations in response to many of the risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors;

•	announcements of, or expectations of additional debt or equity financing efforts;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	changes in our dividend or share repurchase policies.
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions of PLX, Emulex and BRCM, and from our pending acquisition of Brocade. Securities litigation against us, including the lawsuits related to such transactions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
A substantial amount of our shares is held by a small number of large investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
As of September 30, 2016, we believe that our five largest shareholders hold over 30% of Broadcom outstanding ordinary shares in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. In addition, any such sales of our ordinary shares by these entities could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends.
Our Board has adopted a dividend policy pursuant to which we currently pay a cash dividend on Broadcom ordinary shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof.
Future dividends, if any, and their timing and amount, may be affected by, among other factors: management’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure. Pursuant to Singapore law and Broadcom’s Constitution, no dividends may be paid except out of our profits or expected profits. Because we are a holding company, our ability to pay cash dividends on Broadcom ordinary shares is also limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, the declaration and payment of which are subject to restrictions under the terms of our 2016 Credit Agreement.
Singapore corporate law may impede a takeover of our company by a third-party, which could adversely affect the value of our ordinary shares.
The Singapore Code on Take-overs and Mergers contains provisions that may delay, deter or prevent a future takeover or change in control of our company for so long as we remain a public company with more than 50 shareholders and net tangible assets of S$5 million or more. Any person acquiring an interest, whether by a series of transactions over a period of time or not, either on their own or together with parties acting in concert with such person, in 30% or more of our voting shares, or, if such person holds, either on their own or together with parties acting in concert with such person, between 30% and 50% (both inclusive) of our voting shares, and such person (or parties acting in concert with such person) acquires additional voting shares representing more than 1% of our voting shares in any six-month period, must, except with the consent of the Securities Industry Council in Singapore, extend a mandatory takeover offer for the remaining voting shares in accordance with the provisions of the Singapore Code on Take-overs and Mergers. While the Singapore Code on Take-overs and Mergers seeks to ensure equality of treatment among shareholders, its provisions may discourage or prevent certain types of transactions involving an actual or threatened change of control of our company. These legal requirements may impede or delay a takeover of our company by a third-party, which could adversely affect the value of our ordinary shares.
Our actual operating results may differ significantly from our guidance.
From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.
Risks Relating to Restricted Exchangeable Units
Holders of Partnership REUs may not transfer, pledge or grant liens on their Partnership REUs for a period of year following the closing of the Broadcom Transaction.
During the restricted period, which will last one year following the effective time of the Broadcom Merger, or the Restricted Period, holders of the Partnership REUs may not sell, transfer, convey, assign, pledge, grant a security interest or other lien, encumber or dispose of (whether directly or indirectly, whether with or without consideration and whether voluntarily or involuntarily or by operation of law) any interest in any Partnership REUs, except under limited circumstances set forth in the Amended and Restated Exempted Limited Partnership Agreement dated February 1, 2016, among Broadcom, the Partnership and the Limited Partners, or the Partnership Agreement. Accordingly, any such holder’s investment in the Partnership is illiquid for a period of one year.
Holders of Partnership REUs are also prohibited from short sales, hedging and granting liens on their Partnership REUs.
Unless otherwise approved in writing by Broadcom, in its sole discretion as our General Partner, during the Restricted Period, holders of Partnership REUs may not be a party to or participate, directly or indirectly, in any short sale, forward contract to sell, option or forward contract to purchase, swap or other hedging, synthetic, “put” equivalent or similar derivative instrument or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Partnership REUs or any Broadcom ordinary shares, whether settled in cash or securities. Holders of Partnership REUs are subject to and are required to comply with the restrictions, terms and conditions of the Partnership REUs as set forth in the Partnership Agreement. In the event of a breach by a holder of the hedging restrictions in the Partnership Agreement, the Restricted Period applicable to such holder’s Partnership REUs will be extended by two years.

An active trading market for Partnership REUs is not expected to develop.
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
Future sales of Broadcom ordinary shares in the public market could cause the value of Partnership REUs to fall.
Sales of a substantial number of Broadcom ordinary shares in the public market, or the perception that these sales might occur, could depress the value of the Partnership REUs because the value of the Partnership REUs is derivative of the value of Broadcom ordinary shares. During the Restricted Period, holders of Partnership REUs may not sell such units to mitigate losses under such circumstances.
The exchange of the Partnership REUs into Broadcom ordinary shares is subject to significant restrictions, including the right of Broadcom in its sole discretion to cause the Partnership to repurchase such Partnership REUs for cash instead of Broadcom ordinary shares.
Under the terms of the Partnership Agreement, the Partnership REUs are not exchangeable for Broadcom ordinary shares for a period of up to three years following the closing of the Broadcom Transaction.
From and after the end of the Restricted Period, which will last one year following the effective time of the Broadcom Merger, holders of the Partnership REUs are entitled, subject to compliance with the procedures set forth in the Partnership Agreement, to require the Partnership to repurchase all or any portion of such holder’s Partnership REUs in exchange for Broadcom ordinary shares, at a ratio of one Broadcom ordinary share for each Partnership REU, or the Exchange Right. However, Broadcom, in its sole discretion as our General Partner, has the right to cause the Partnership to repurchase the Partnership REUs for cash (in an amount determined in accordance with the terms of the Partnership Agreement based on the market price of Broadcom ordinary shares) in lieu of Broadcom ordinary shares. The ability of Broadcom, in its sole discretion as our General Partner, to cause the Partnership to repurchase the Partnership REUs for cash could result in, among other things, tax consequences that differ from those that would have resulted if the holder of such Partnership REUs had received Broadcom ordinary shares.
In addition, prior to the third anniversary following the effective time of the Broadcom Merger, it is a condition precedent to the obligation of the Partnership to repurchase such Partnership REUs, and the holder of such Partnership REUs shall not be permitted to exercise the Exchange Right, unless (i) Broadcom has received a written opinion from an independent nationally recognized law or accounting firm that the Exchange Right should not cause Broadcom to be treated as (a) a “surrogate foreign corporation” (within the meaning of Section 7874(a)(2)(B) of the Code) or (b) a “domestic corporation” (within the meaning of Section 7874(b) of the Code) and (ii) Broadcom’s independent auditor has determined that no reserve shall be required for financial accounting purposes relating to Section 7874 of the Code as a result of the exercise of such Exchange Right. No assurance can be provided as to whether or not such determinations will be obtainable.
The value of the Broadcom ordinary shares received in any exchange of the Partnership REUs, or the cash amount to be paid by us in lieu thereof, may fluctuate.
The value of the Broadcom ordinary shares into which the Partnership REUs may be exchanged, or the cash amount to be paid by the Partnership in lieu thereof, may be subject to significant fluctuations for many reasons.
Consequently, due to these potential fluctuations in value of Broadcom ordinary shares, at the time that the Exchange Right becomes exercisable, the Broadcom ordinary shares into which Partnership REUs may be exchanged, or the cash amount to be paid by the Partnership in lieu thereof, may have a value that differs from the value of Broadcom ordinary shares as of the effective time of the Broadcom Merger. Also see “At times, our share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management’s attention and resources” regarding fluctuations in the value of Broadcom ordinary shares.
There can be no assurance that the Partnership will continue to declare cash distributions.
Pursuant to the terms of the Partnership Agreement, our General Partner and our Limited Partners are entitled to receive distributions from the Partnership if and when Broadcom pays dividends to holders of its ordinary shares. There can be no assurance that Broadcom will declare cash dividends in the future in any particular amounts, or at all. Also see “There can be no assurance that we will continue to declare cash dividends” regarding factors that may affect the timing and amount of dividends paid by Broadcom.

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
Each holder of Partnership REUs has the benefit of a voting trust agreement dated February 1, 2016, among the Partnership, Broadcom and the voting trustee, or the Voting Trust Agreement. Pursuant to the terms of the Voting Trust Agreement, the voting trustee holds non-economic voting preference shares of Broadcom, or Special Voting Shares, that entitle the voting trustee to a number of votes equal to the number of votes that would attach to the Broadcom ordinary shares receivable upon the exchange of the Partnership REUs as of the record date of a Broadcom shareholder meeting. Holders of Partnership REUs are entitled to direct the voting trustee under the Voting Trust Agreement to vote the number of Special Voting Shares equal to the number of Partnership REUs held by such holder in substantially all votes that are presented to the holders of Broadcom ordinary shares. However, in the event that, under applicable law, any matter requires the approval of the holder of record of a Special Voting Share, voting separately as a class, the Voting Trust Agreement restricts the ability of holders of Partnership REUs to exercise such voting rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We are co-headquartered in Yishun, Singapore and San Jose, California. We conduct our administration, manufacturing, research and development, sales and marketing in both owned and leased facilities. We believe that our owned and leased facilities are adequate for our present operations. We do not identify or allocate assets by operating segment.
As of October 30, 2016, our principal facilities consisted of:

(Square Feet)	Singapore	United States	Other Countries	Total
Owned facilities	37,352	1,941,165	335,000	2,313,517
Leased facilities [1]	289,431	1,814,165	1,467,423	3,571,019
Total facilities	326,783	3,755,330	1,802,423	5,884,536
_______________
[1] Building leases expire on varying dates through October 2030 and generally include renewals at our option.
Item 3. Legal Proceedings
The information set forth under “Note 14, Commitments and Contingencies” included Part II, Item 8 of this Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.
Item 4. Mine Safety Disclosures
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER SALE AND PURCHASES OF EQUITY SECURITIES
Market Information
Broadcom ordinary shares are listed on The Nasdaq Global Select Market under the symbol “AVGO”. The following table sets forth, for each quarterly period presented, the high and low sales prices of our ordinary shares as reported by The Nasdaq Global Select Market:

	Market Prices
	High	Low
Fiscal Year ended November 1, 2015:
First Quarter (ended February 1, 2015)	$108.34	$83.50
Second Quarter (ended May 3, 2015)	$136.28	$99.16
Third Quarter (ended August 2, 2015)	$150.50	$115.39
Fourth Quarter (ended November 1, 2015)	$134.95	$100.00
Fiscal Year ended October 30, 2016:
First Quarter (ended February 1, 2016)	$149.72	$115.21
Second Quarter (ended May 1, 2016)	$159.65	$114.25
Third Quarter (ended July 31, 2016)	$167.60	$139.18
Fourth Quarter (ended October 30, 2016)	$179.42	$158.75
Holders
As of November 27, 2016, there were 243 holders of record of Broadcom ordinary shares. A substantially greater number of shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
As of November 27, 2016, there were 1,225 holders of record of the Partnership REUs.
Dividends and Distributions
In fiscal years 2016 and 2015, Broadcom declared and paid the following quarterly cash dividends, on a per share basis:

	Fiscal Year 2016	Fiscal Year 2015
First Quarter	$0.44	$0.35
Second Quarter	$0.49	$0.38
Third Quarter	$0.50	$0.40
Fourth Quarter	$0.51	$0.42
For the second quarter of fiscal year 2016 and onwards, a cash distribution per Partnership REU was declared and made equal to that of the Broadcom quarterly cash dividend per ordinary share.
On December 6, 2016, the Board declared an interim cash dividend of $1.02 per Broadcom ordinary share, payable on December 30, 2016 to shareholders of record at the close of business (Eastern Time) on December 16, 2016, or the Broadcom Dividend. Broadcom paid aggregate cash dividends and distributions of $750 million and $408 million in fiscal years 2016 and 2015, respectively.
As a result of the Broadcom Dividend, and pursuant to the Partnership Agreement, the Partnership will pay a cash distribution in an amount equal to the aggregate amount of the Broadcom Dividend to Broadcom, as General Partner, and a $1.02 distribution per Partnership REU, payable on December 30, 2016, to limited partners of record at the close of business (Eastern Time) on December 16, 2016. The Partnership made aggregate distributions of $34 million on its Partnership REUs during fiscal year 2016.
Our Board reviews our dividend policy regularly and recently adopted a new dividend policy, targeting the projected quarterly per share dividend amount for the full fiscal year instead of on a quarter-by-quarter basis. However, the declaration and payment of any future cash dividends (and therefore any future cash distributions) are at the discretion and approval of our

Board and subject to our Board’s continuing determination that they are in our best interests. Future dividend payments will also depend upon such factors as our earnings level, capital requirements, contractual restrictions, cash position, overall financial condition and any other factors deemed relevant by our Board.
The payment of cash dividends on Broadcom ordinary shares is restricted under applicable law and our corporate structure. Pursuant to Singapore law and Broadcom’s Constitution, no cash dividends may be paid except out of our profits, or expected profits. Also, because we are a holding company, our ability to pay cash dividends on Broadcom ordinary shares and cash distributions on our Partnership REUs may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of agreements governing our indebtedness.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Share Performance Graph
The following graph shows a comparison of cumulative total return for our ordinary shares, the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and the Philadelphia Semiconductor Index, or PHLX Semiconductor Index. The graph covers the period from October 30, 2011 (the last day of trading of our fiscal year 2011) to October 30, 2016 (the last trading day of our fiscal year 2016). The total return graph and table assume that $100 was invested on October 30, 2011 in Avago Technologies Limited ordinary shares for each of the S&P 500 Index and the PHLX Semiconductor Index and assumes all dividends are reinvested. Indexes are calculated on a month-end basis.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our ordinary shares.

Comparison of Five Year Cumulative Total Return
Among Broadcom Limited, the S&P 500 Index and the PHLX Semiconductor Index

	October 30, 2011	October 28, 2012	November 3, 2013	November 2, 2014	November 1, 2015	October 30, 2016
Broadcom Limited	$100.00	$102.41	$138.34	$271.28	$392.14	$546.10
S&P 500 Index	$100.00	$112.32	$143.31	$167.57	$176.28	$184.25
PHLX Semiconductor Index	$100.00	$94.10	$131.84	$170.06	$180.10	$226.95
The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for our 2017 AGM to be filed with the SEC within 120 days after the end of fiscal year 2016.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth the selected consolidated financial data for Broadcom and the Partnership. We report financial results on a 52-or 53-week fiscal year. Our fiscal year ends on the Sunday closest to October 31. Our fiscal year 2013 was a 53-week fiscal year. You should read the following selected consolidated financial data together with the information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Summary of Five Year Selected Financial Data
	Fiscal Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014	November 3, 2013	October 28, 2012

	(In millions, except per share amounts)
Statement of Operations Data: (1)
Net revenue	$13,240	$6,824	$4,269	$2,520	$2,364
Cost of products sold:
Cost of products sold (2)	5,295	2,750	1,911	1,251	1,164
Purchase accounting effect on inventory	1,185	30	210	9	—
Amortization of acquisition-related intangible assets	763	484	249	61	56
Restructuring charges (3)	57	7	22	1	2
Total cost of products sold	7,300	3,271	2,392	1,322	1,222
Gross margin	5,940	3,553	1,877	1,198	1,142
Research and development	2,674	1,049	695	398	335
Selling, general and administrative (2)	806	486	407	222	199
Amortization of acquisition-related intangible assets	1,873	249	197	24	21
Restructuring, impairment and disposal charges (3)	996	137	140	2	5
Total operating expenses	6,349	1,921	1,439	646	560
Operating income (loss) (4)	(409)	1,632	438	552	582
Interest expense (5)	(585)	(191)	(110)	(2)	(1)
Loss on extinguishment of debt (6)	(123)	(10)	—	—	—
Other income, net	10	36	14	18	4
Income (loss) from continuing operations before income taxes	(1,107)	1,467	342	568	585
Provision for income taxes (7)	642	76	33	16	22
Income (loss) from continuing operations	(1,749)	1,391	309	552	563
Loss from discontinued operations, net of income taxes (8)	(112)	(27)	(46)	—	—
Net income (loss)	(1,861)	1,364	263	552	563
Net loss attributable to noncontrolling interest (9)	(122)	—	—	—	—
Net income (loss) attributable to ordinary shares	$(1,739)	$1,364	$263	$552	$563

Income (loss) per ordinary share (diluted):
Income (loss) per share from continuing operations	$(4.57)	$4.95	$1.16	$2.19	$2.25
Loss per share from discontinued operations	(0.29)	(0.10)	(0.17)	—	—
Net income (loss) per share	$(4.86)	$4.85	$0.99	$2.19	$2.25

Cash dividend declared and paid per ordinary share	$1.94	$1.55	$1.13	$0.80	$0.56

	October 30, 2016	November 1, 2015	November 2, 2014	November 3, 2013	October 28, 2012

	(In millions)
Balance Sheet Data (at end of period):
Cash and cash equivalents (10)	$3,097	$1,822	$1,604	$985	$1,084
Total assets	$49,966	$10,515	$10,376	$3,415	$2,862
Debt and capital lease	$13,642	$3,872	$5,395	$2	$3
Total shareholders' equity	$21,876	$4,714	$3,243	$2,886	$2,419
Shareholders’ equity, partners’ capital and the Limited Partners’ noncontrolling interest in Broadcom are the primary areas of difference between the consolidated financial statements of Broadcom and those of the Partnership. The following table sets forth certain Partnership data, as well as these primary differences.

	October 30, 2016	November 1, 2015	November 2, 2014	November 3, 2013	October 28, 2012

	(In millions, except per share amounts)
Partnership Data:
General Partner's interest in net loss	$(2,116)	$—	$—	$—	$—
Limited Partners' interest in net loss	$(122)	$—	$—	$—	$—
Net income attributable to ordinary shareholders	$377	$1,364	$263	$552	$563

Cash distribution paid per restricted exchangeable partnership unit	$1.50	$—	$—	$—	$—
Cash distribution paid to General Partner	$594	$—	$—	$—	$—
Dividends declared and paid per share	$0.44	$1.55	$1.13	$0.80	$0.56

Total partners’ capital/shareholders’ equity	$21,876	$4,714	$3,243	$2,886	$2,419
_______________________________________

(1)
On February 1, 2016, we acquired BRCM for total consideration of approximately $35.7 billion. On May 5, 2015, we acquired Emulex for total consideration of approximately $587 million. On August 12, 2014, we acquired PLX for total consideration of approximately $308 million. On May 6, 2014, we acquired LSI for total consideration of approximately $6.5 billion. On June 28, 2013, we acquired CyOptics for total consideration of approximately $380 million. The results of operations of the acquired companies and estimated fair value of assets acquired and liabilities assumed were included in our financial statements from the respective acquisition dates, resulting in a significant change in our statement of operations and balance sheet data for fiscal years 2016, 2015 and 2014 as compared to prior years.

(2)
We incurred acquisition-related costs of $139 million, $74 million and $74 million in fiscal years 2016, 2015 and 2014, respectively, of which $138 million, $71 million and $67 million were presented as part of operating expenses in fiscal years 2016, 2015 and 2014, respectively, and the remainder was presented as part of cost of products sold.

(3)
Fiscal years 2016, 2015 and 2014 restructuring charges primarily reflect actions taken to implement planned cost reduction and restructuring activities in connection with the acquisition and integration of BRCM, Emulex, LSI and PLX.

During fiscal 2016, we recorded impairment charges of $417 million for in-process research and development and $173 million for property, plant and equipment related primarily to BRCM. During fiscal year 2015, we recognized a $61 million loss to write down certain fiber optics subsystems assets that we agreed to sell to fair value less costs to sell.

(4)
Includes share-based compensation expense of $664 million, $232 million, $153 million, $77 million and $53 million for fiscal years 2016, 2015, 2014, 2013 and 2012, respectively. Share-based compensation expense for fiscal years 2016, 2015 and 2014 includes the impact of equity awards assumed as part of the BRCM, Emulex and LSI acquisitions. Share-based compensation expense for fiscal years 2014 and 2013 include the impact of a special, long-term compensation and retention equity award made to our President and Chief Executive Officer.

(5)
Interest expense in fiscal year 2016 includes contractual interest, debt modification and ticking fees related to financing the Broadcom Merger. Interest expense for fiscal years 2015 and 2014 includes interest on the 2.0% Convertible Senior Notes due 2021.

(6)	Loss on extinguishment of debt during fiscal year 2016 was due to the repayment of certain indebtedness in connection with our Broadcom Merger.

(7)	Our provision for income taxes fluctuates based on the jurisdictional mix of income.

(8)
Beginning on February 1, 2016, we classified certain BRCM businesses as discontinued operations and sold these businesses during fiscal year 2016 for a gain of $36 million. During fiscal year 2015, we classified the Emulex network visibility product business as discontinued operations and sold this business for a loss of $28 million. Beginning in fiscal year 2014, we classified the LSI Flash business and the LSI Axxia networking business as discontinued operations. We sold the LSI Flash business in fiscal year 2014 for a gain of $18 million and the LSI Axxia networking business in fiscal year 2015 for a gain of $14 million.

(9)
As a result of Broadcom’s controlling interest in the Partnership, we consolidate the financial results of the Partnership and present a noncontrolling interest for the portion of the Partnership it does not own in our consolidated financial statements. Net loss attributable to noncontrolling interest on the consolidated statements of operations represents the portion of loss attributable to the economic interest in the Partnership owned by the Limited Partners.

(10)
Cash and cash equivalents balances are the same for Broadcom and the Partnership for all periods presented except for the balance at October 30, 2016. The Partnership’s balance of cash and cash equivalents at October 30, 2016 was $3.0 billion. The difference between the balances is a result of the timing of capital contributions from Broadcom to the Partnership.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this Annual Report on Form 10-K.
Overview
Broadcom is the successor to Avago Technologies Limited, or Avago. We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor, or CMOS, based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage, and industrial & other, which align with our principal target markets.
Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands in order to effect the business combination between Avago and Broadcom Corporation, or BRCM. Pursuant to the amended and restated exempted limited partnership agreement, or the Partnership Agreement, it authorized its common partnership units and restricted exchangeable limited partnership units, or Partnership REUs. The Partnership REUs are deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, or the Exchange Act, and the Partnership is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. Broadcom, its General Partner, has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the Partnership Agreement, and applicable laws. There is no board of directors of the Partnership.
Original equipment manufacturers, or OEMs, or their contract manufacturers, and distributors typically account for the substantial majority of our sales. We have established strong relationships with leading OEM customers across multiple target markets and we have a direct sales force focused on supporting large OEMs. We also distribute a substantial portion of our products through our broad distribution network, and a significant amount of these sales are to large global electronic components distributors, including Avnet, Inc.
The demand for our products has been affected in the past, and is likely to continue to be affected in the future, by various factors, including the following:

•	general economic and market conditions in the semiconductor industry and in our target markets;

•	our ability to define specifications for, develop or acquire, complete, introduce and market, new products and technologies in a cost-effective and timely manner;

•	the timing, rescheduling or cancellation of expected customer orders;

•
the rate at which our present and future customers and end-users adopt our products and technologies in our target markets, and the rate at which our customers' products that include our technology are accepted in their markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.
Current uncertainty in global economic conditions, including the economic recovery in the United States and the level of growth in China, still poses significant risks to our business. For example, customers may defer purchases in response to tighter credit and negative financial news, which would in turn negatively affect product demand and our results of operations.
Fiscal Year Highlights
On February 1, 2016, or the Acquisition Date, we acquired BRCM for approximately $35.7 billion in ordinary shares, Partnership REUs, and cash, which is discussed in greater detail below under “Acquisitions and Divestitures”. Since the Acquisition Date, we divested substantially all of the non-core BRCM businesses held-for-sale generating aggregate cash proceeds of $830 million in fiscal year 2016. Non-core BRCM businesses are presented as discontinued operations, and have been excluded from continuing operations and from segment results for all periods presented, in accordance with applicable accounting guidance.

In addition to the acquisition of BRCM, highlights during fiscal year 2016 include the following:

•	Our cash and cash equivalents were $3.1 billion at October 30, 2016, compared with $1.8 billion at November 1, 2015.

•	We generated $3.4 billion of cash from operations during fiscal year 2016.

•	Broadcom paid aggregate cash dividends on its ordinary shares of $716 million, and the Partnership made aggregate distributions of $34 million on its Partnership REUs during fiscal year 2016.

•
As a result of our acquisition of BRCM, our outstanding debt increased by $11.7 billion, which we have reduced by $2 billion through cash generated from operations and the sale of non-core BRCM businesses noted above since the Acquisition Date.

Net Revenue
Substantially all of our net revenue is derived from sales of semiconductor devices that are incorporated into electronic products. Our four reportable segments are wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our target markets. Applications for our products in these segments include enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays.
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, has varied from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality, which is discussed in detail below under “Seasonality”.
We use distributors for a significant portion of our business and recognize revenue upon delivery of product to the distributors, which can cause our quarterly net revenue to fluctuate significantly. Such revenue is reduced for estimated returns and distributor allowances. Sales to distributors accounted for 30% and 21% of our net revenue for fiscal years 2016 and 2015, respectively. Historically, a relatively small number of customers has accounted for a significant portion of our net revenue. During fiscal year 2016, Foxconn Technology Group companies (including Hon Hai Precision Industries), or together referred to as Foxconn, accounted for 14% of our net revenue, and our top ten direct customers, which also included four distributors, collectively accounted for 50% of our net revenue. During fiscal year 2015, Foxconn accounted for 24% of our net revenue and our top ten direct customers, which also included three distributors, collectively accounted for 58% of our net revenue. We believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which includes Foxconn), accounted for more than 10% of our net revenues for fiscal year 2016 and more than 20% for fiscal year 2015. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten direct or indirect customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true in our wireless communications segment as fluctuations may be magnified by the launches of, and seasonal variations in, sales of mobile handsets, as well as changes in the overall economic environment.
In recent years, approximately 50% of our net revenue has come from sales to distributors, OEMs or contract manufacturers located in China. However, the end-customers for our products, or for the end products into which our products are incorporated, are frequently located in countries other than China. As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product, or our customers’ product incorporating our product, to end-customers located in China.
Costs and Expenses
Total cost of products sold.  Cost of products sold consists primarily of the cost of semiconductor wafers and other materials, and the cost of assembly and testing of those products. Cost of products sold also includes personnel costs and overhead related to our manufacturing operations, including share-based compensation, and related occupancy, computer services and equipment costs, manufacturing quality, order fulfillment, warranty and inventory adjustments, including write-downs for inventory obsolescence, energy costs, other manufacturing expenses and acquisition-related costs. Acquisition-related costs include direct transaction costs and integration-related costs. Total cost of products sold also includes the purchase accounting effect on inventory, amortization of acquisition-related intangible assets and restructuring charges.
Although we outsource a significant portion of our manufacturing activities, we also have some proprietary semiconductor fabrication facilities. If we are unable to utilize our owned fabrication facilities at a desired level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins.
Research and development.  Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products and technologies, including share-based compensation expense. These expenses also include project material costs, third-party fees paid to consultants, prototype development expense, allocated facilities costs and other corporate expenses and computer services costs related to supporting computer tools used in the engineering and design process.
Selling, general and administrative.  Selling expense consists primarily of compensation and associated costs for sales and marketing personnel, including share-based compensation expense, sales commissions paid to our independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs and other marketing costs. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, human resources and other administrative personnel, outside professional fees, allocated facilities costs, acquisition-related costs and other corporate expenses.
Amortization of acquisition-related intangible assets.  In connection with our acquisitions, we recognized intangible assets that are being amortized over their estimated useful lives of 1 year to 25 years. We also recognized goodwill and in-process research and development, which are not amortized, in connection with acquisitions.
Restructuring, impairment and disposal charges. Restructuring, impairment and disposal charges consist primarily of compensation costs associated with employee exit programs, alignment of our global manufacturing operations, rationalizing product development program costs, in-process research and development impairment, fixed asset impairment, facility and lease abandonments and other exit costs, including curtailment of service or supply agreements.
Interest expense. Interest expense includes coupon interest, commitment fees, accretion of the original issue discount and amortization of debt issuance costs related to our outstanding debt, expenses related to debt modification and ticking fees.
Loss on extinguishment of debt. In connection with the repurchase or redemption of our outstanding indebtedness, we incur a loss on the extinguishment of debt.
Other income, net.  Other income, net includes net realized gains on the sale of available-for-sale securities, realized and unrealized gains (losses) on trading securities, gains on the sale of cost-method investments, interest income, gains (losses) on currency remeasurement and other miscellaneous items.
Provision for income taxes.  We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that qualifying income we earn in Singapore is subject to tax holiday or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a corporate headquarters function and specified intellectual property, or IP, activities in Singapore. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2020 and 2025, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have tax holidays on our qualifying income in Malaysia, which are scheduled to expire between 2018 and 2028. The tax incentives that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. For fiscal years 2016, 2015 and 2014, the effect of all these tax incentives was to reduce the overall provision for income taxes by approximately $169 million, $207 million and $99 million, respectively.
Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense.
Going forward, our overall effective tax rate and cash taxes payable will vary based on a variety of factors, including overall profitability, the geographical mix of income before income taxes and the related tax rates in the jurisdictions where we operate, as well as discrete events, such as settlements of future audits and acquisitions we may make from time to time and timing of distributions of earnings. In particular, we may owe significant taxes in jurisdictions outside Singapore during periods when we are profitable in those jurisdictions even though we may be experiencing low operating profit or operating losses on a consolidated basis, potentially resulting in significant tax liabilities on a consolidated basis during those periods. Our historical provision for income taxes is not necessarily reflective of our future results of operations.

Acquisitions and Divestitures
Acquisitions
Broadcom Corporation
On February 1, 2016, pursuant to the Agreement and Plan of Merger, or the Broadcom Agreement, by and among Broadcom, Avago, BRCM, the Partnership, and certain other subsidiaries of Broadcom, (i) Broadcom acquired Avago pursuant to a Scheme of Arrangement, or the Avago Scheme, in which all of the ordinary shares in the capital of Avago issued and outstanding immediately prior to the effective time of the Avago Scheme were exchanged on a one-for-one basis, for newly issued ordinary shares of Broadcom, and (ii) thereafter, two subsidiaries of Broadcom merged with and into BRCM with BRCM as the surviving corporation of each such merger, or the Broadcom Merger, in which BRCM shareholders received, in aggregate, approximately $16.8 billion in cash, 112 million of Broadcom ordinary shares and 23 million Partnership REUs in exchange for all shares of BRCM common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the Broadcom Merger. In addition, we also paid $137 million in cash for vested BRCM equity awards. Broadcom also assumed unvested restricted stock unit awards, or RSUs, originally granted by BRCM and converted them into 6 million Broadcom RSUs. Following the consummation of the Avago Scheme and the Broadcom Merger, or the Broadcom Transaction, each of Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership.
The aggregate consideration for the Broadcom Merger was approximately $35.7 billion. We funded the cash portion of the Broadcom Merger with net proceeds from the issuance of $15.6 billion in term loans under a new collateralized credit facility, as amended from time to time, or the 2016 Credit Agreement, that we entered into at the time of closing of the Broadcom Merger, which is discussed in detail in “Note 8. Borrowings” included in Part II, Item 8 of this Form 10-K, as well as cash on hand of the combined companies. The financial results provided in this Form 10-K include the results of operations of BRCM commencing as of the Acquisition Date.
Other Acquisitions
During fiscal years 2015 and 2014 we made several other acquisitions to enhance our competitive position. In fiscal year 2015, we acquired Emulex Corporation, or Emulex, a leader in network connectivity, monitoring and management, for a purchase price of $587 million. In fiscal year 2014, we acquired LSI Corporation, or LSI, a provider of high-performance storage and networking semiconductors used in hard disk drives, solid state drives, communication systems, computer servers, storage systems and personal computers, for a purchase price of $6.5 billion. In fiscal year 2014, we also acquired PLX Technology, Inc., or PLX, a provider of PCI Express, or PCIe, semiconductor and software connectivity solutions, for $308 million.
The discussion and analysis in this section and the accompanying consolidated financial statements include the results of operations of acquired companies commencing on their respective acquisition dates.
See Note 3. “Acquisitions” included in Part II, Item 8 of this Form 10-K for additional information.
Pending Acquisition of Brocade Communications Systems, Inc.
On November 2, 2016, we entered into an Agreement and Plan of Merger, or the Brocade Agreement, by and among Broadcom, BRCM, Brocade Communications Systems, Inc., a Delaware corporation, or Brocade, and Bobcat Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of BRCM, or Merger Sub. The Brocade Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brocade with Brocade as the surviving corporation, or the Brocade Merger. As a result of the Brocade Merger, Brocade will become an indirect subsidiary of Broadcom and the Partnership.
Under the Brocade Agreement, at the effective time of the Brocade Merger, each issued and outstanding share of Brocade common stock held by Brocade stockholders who do not perfect their appraisal rights with respect to the Brocade Merger will be converted into the right to receive $12.75 in cash, without interest. The Brocade Merger is currently valued at $5.5 billion plus $0.4 billion of net debt. We intend to finance the transaction with cash on hand from both companies and new debt financing.
We will also assume certain vested (to the extent not in-the-money) and all unvested Brocade stock options, restricted stock units and performance stock units held by continuing employees and service providers. All vested in-the-money Brocade stock options, after giving effect to any acceleration, and all other restricted stock units and performance stock units will be cashed out at the effective time of the Brocade Merger.
Brocade has made customary representations, warranties and covenants in the Brocade Agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. Each of Broadcom, BRCM and

Merger Sub, or collectively, the Broadcom Parties, also has made customary representations, warranties and covenants in the Brocade Agreement.
Consummation of the Brocade Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Brocade Agreement by Brocade stockholders, the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of regulatory clearance under certain other laws and the absence of certain pending governmental litigation with respect to the transactions contemplated by the Brocade Agreement.
Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its recently acquired Ruckus Wireless business. The consummation of the Brocade Merger is not conditioned on the divestiture of Brocade’s IP Networking business.
The Brocade Agreement contains certain termination rights for BRCM and Brocade, and further provides that, upon termination of the Brocade Agreement under certain specified circumstances, Brocade will be obligated to pay us a termination fee of $195 million.
We currently expect the Brocade Merger to close in the second half of our fiscal year 2017.
Divestitures
Sale of BRCM Businesses
During fiscal year 2016, we completed the sales of certain non-core BRCM businesses for aggregate cash proceeds of $830 million and recognized an aggregate gain of $36 million.
Sale of LSI Businesses
On September 2, 2014, we sold the LSI Flash business and related assets to Seagate Technology LLC for $450 million, resulting in a gain on sale of $18 million.
On November 18, 2014, we sold the LSI Axxia networking business and related assets to Intel Corporation for $650 million, resulting in a gain on sale of $14 million.
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation, income taxes, retirement and post-retirement benefit plan assumptions, share-based compensation and employee bonus programs.
Revenue recognition. We recognize revenue from sales of our products to distributors upon delivery of product to the distributors. An allowance for distributor credits covering price adjustments is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Different judgments or estimates could result in variances that might be significant to reported operating results. We also record reductions of revenue for rebates, in the same period that the related revenue is recorded. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods.
Business combinations. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products, estimated cash flows from the projects when completed, and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Valuation of goodwill and long-lived assets. We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. To review for impairment we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses both the income approach and the market approach to estimate a reporting unit's fair value. The income approach is based on the discounted cash flow method that uses the reporting unit estimates for forecasted future financial performance including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. The market approach is based on weighting financial multiples of comparable companies and applies a control premium. A reporting unit's carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash and debt.
We assess the impairment of long-lived assets including purchased in-process research and development, assets, property, plant and equipment, and intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment and other intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects about our business or the part of our business that the long-lived asset relates to, consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived asset stated on our consolidated balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.
Inventory valuation.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our forecast of product demand and production requirements. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, which may cause us to understate or overstate both the provision required for excess and obsolete inventory and cost of products sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

Income taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determine, in the future, that a valuation allowance is required, such adjustment to the deferred tax assets would increase our tax expense in the period in which such determination is made. Conversely, if we determine, in the future, a valuation allowance exceeds our requirement, such adjustment to the deferred tax assets would decrease tax expense in the period in which such determination is made. In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in Singapore and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If our estimate of income tax liabilities proves to be less than the actual amount ultimately assessed, a further charge to tax expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the accrued liabilities would result in tax benefits being recognized in the period when we determine the liabilities no longer exist.
Retirement and post-retirement benefit plan assumptions.  Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future retirement and post-retirement benefit plan costs over the employees' average expected future service to us, based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of GAAP. One critical assumption is the discount rate used to calculate the estimated costs. Other important assumptions include the expected long-term return on plan assets, the health care cost trend rate, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually.
The discount rate is used to determine the present value of future benefit payments at the relevant measurement dates — October 30, 2016 and November 1, 2015, for both U.S. and non-U.S. plans, in fiscal years 2016 and 2015, respectively. For fiscal years 2016 and 2015, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high-quality corporate bond yields. The discount rate for non-U.S. plans was based either on published rates for government bonds or use of a hypothetical yield curve constructed with high- quality corporate bond yields, depending on the availability of sufficient quantities of quality corporate bonds. Lower discount rates increase present values of the pension liabilities and subsequent year pension expense; higher discount rates decrease present values of the pension liabilities and subsequent year pension expense.
We base our salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.
Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating U.S. pension and post-retirement benefit obligations as of October 30, 2016. Each change of 25 basis points in the discount rate assumption would have had an estimated $43 million impact on the benefit obligations as of October 30, 2016. Each change of 25 basis points in the discount rate assumption and expected rate of return assumption would have an estimated change of $2 million and $3 million, respectively, on annual net retirement benefit costs for fiscal year 2017.
Share-based compensation expense.  Share-based compensation expense consists of expense for share options and restricted share units, or RSUs, granted to employees and non-employees or assumed from acquisitions as well as expense associated with Broadcom employee share purchase plan. We recognize compensation expense for share options based on the estimated grant-date fair value method required under the authoritative guidance using the Black-Scholes valuation model.
In fiscal year 2014, we granted share price performance options, which are accounted for as market-based share options. In fiscal year 2015, we began granting share price performance RSUs instead, which are accounted for as market-based RSUs. The fair value of these market-based awards is estimated on the date of grant using a Monte Carlo simulation model. Assumptions utilized in the Monte Carlo simulation model follow the same methodology as our time-based option awards.
Employee Bonus Programs. Our employee bonus programs, which are overseen by our Compensation Committee or our Board, in the case of our Chief Executive Officer, provide for variable compensation based on the attainment of overall corporate annual targets and functional performance metrics. In the first fiscal quarter of the year, if management determines that it is probable that the targets and metrics will be achieved and the amounts can be reasonably estimated, a variable, proportional compensation accrual is recognized based on an assumed 100% achievement of the targets and metrics. The bonus payout levels can be greater if attainment of metrics and targets is greater than 100% and a portion of the payouts may not occur if a minimum floor of performance is not achieved. In subsequent quarters, we monitor and accrue for variable compensation expense based on our actual progress toward the achievement of the annual targets and metrics. The actual achievement of target metrics at the end of the fiscal year, which is subject to approval by our Compensation Committee, may result in the actual variable compensation amounts being significantly higher or lower than the relevant estimated amounts accrued in earlier quarters, which would result in a corresponding adjustment in the fourth fiscal quarter.
See Note 2. “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Form 10-K for additional information.
Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year which ends on the Sunday closest to October 31. Each of fiscal years 2016, 2015 and 2014 consisted of 52 weeks.
The financial statements included in this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results of Operations
Fiscal Year 2016 Compared to Fiscal Year 2015
The following table sets forth our results of operations for the periods presented:

	Fiscal Year Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$13,240	$6,824	100%	100%
Cost of products sold:
Cost of products sold	5,295	2,750	40	41
Purchase accounting effect on inventory	1,185	30	9	—
Amortization of acquisition-related intangible assets	763	484	6	7
Restructuring charges	57	7	—	—
Total cost of products sold	7,300	3,271	55	48
Gross margin	5,940	3,553	45	52
Research and development	2,674	1,049	20	15
Selling, general and administrative	806	486	6	7
Amortization of acquisition-related intangible assets	1,873	249	14	4
Restructuring, impairment and disposal charges	996	137	8	2
Total operating expenses	6,349	1,921	48	28
Operating income (loss)	$(409)	$1,632	(3)%	24%
Net Revenue
The following tables set forth net revenue by segment for the periods presented:

	Fiscal Year Ended
Net Revenue	October 30, 2016	November 1, 2015	$ Change	% Change

	(In millions, except for percentages)
Wired infrastructure	$6,582	$1,479	$5,103	345%
Wireless communications	3,724	2,536	1,188	47%
Enterprise storage	2,291	2,180	111	5%
Industrial & other	643	629	14	2%
Total net revenue	$13,240	$6,824	$6,416	94%

	Fiscal Year Ended
% of Net Revenue	October 30, 2016	November 1, 2015
Wired infrastructure	50%	22%
Wireless communications	28	37
Enterprise storage	17	32
Industrial & other	5	9
Total net revenue	100%	100%
Our overall net revenue increased primarily due to the contributions from acquired BRCM products since the closing of the Broadcom Merger on the Acquisition Date. As a result of the Broadcom Merger, our wired infrastructure segment now constitutes our largest segment.
Net revenue from our wired infrastructure segment increased primarily due to the contributions since the Acquisition Date from acquired BRCM products included in this segment. Net revenue from our wireless communications segment increased primarily due to revenue contributions of approximately $1.8 billion from sales of acquired BRCM wireless connectivity and related products since the Acquisition Date, partially offset by a decrease in sales of approximately $525 million in sales of our radio frequency, or RF, components due to reduced demand from a key North American smartphone customer. Net revenue from our enterprise storage segment increased primarily due to the additional revenue resulting from a full year of contributions from the Emulex business that we acquired in May 2015, as well as strength in demand for our HDD products, partially offset by a decrease in demand for our server and storage connectivity products. Net revenue from our industrial & other segment remained essentially flat compared to fiscal year 2015. Our net revenue in fiscal year 2016 also included $450 million from development arrangements and sales and licensing of IP, compared to $313 million in fiscal year 2015, which primarily benefited our wired infrastructure and industrial & other segments.
Gross Margin
Gross margin was $5.9 billion for fiscal year 2016 compared to $3.6 billion for fiscal year 2015. The increase in gross margin was primarily due to contributions to our wired infrastructure and wireless communications segments from the BRCM businesses acquired in February 2016. As a percentage of net revenue, gross margin was 45% and 52% for fiscal years 2016 and 2015, respectively. The 7% decrease in gross margin as a percentage of net revenue was largely due to $1.2 billion of costs resulting from the step-up of inventory to fair value and the increase in amortization of acquisition-related intangible assets associated with the Broadcom Merger.
Research and Development Expense
Research and development expense increased $1.6 billion, or 155% in fiscal year 2016. Research and development expense as a percentage of net revenue was 20% for fiscal year 2016 compared to 15% for fiscal year 2015. The overall increase in research and development expense dollars and as a percentage of net revenue for fiscal year 2016 was primarily due to the acquisition of BRCM. Share-based compensation included in research and development expense increased due to RSUs assumed in connection with, and integration equity awards granted to employees acquired in, the Broadcom Merger, as well as annual employee equity awards granted at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $320 million, or 66% in fiscal year 2016. Selling, general and administrative expense as a percentage of net revenue was 6% for fiscal year 2016 compared to 7% for fiscal year 2015. The overall increase in selling, general and administrative expense dollars for fiscal year 2016 was primarily due to the impact of the acquired BRCM businesses and the acquisition-related costs. The decrease as a percentage of revenue is due to the realization of synergies resulting from the integration of BRCM. Share-based compensation included in selling, general and administrative expense increased due to RSUs assumed in connection with, and integration equity awards granted to employees acquired in, the Broadcom Merger, as well as annual employee equity awards granted at higher grant-date fair values.
Amortization of Acquisition-Related Intangible Assets
Total amortization of acquisition-related intangible assets was $2.6 billion for fiscal year 2016, compared to $733 million for fiscal year 2015. The increase in amortization expense in fiscal year 2016 was primarily attributable to an increase in amortizable intangible assets resulting from the Broadcom Merger.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges, recognized primarily in operating expenses, were $1.1 billion for fiscal year 2016 compared to $144 million in fiscal year 2015. The increase was due primarily to the Broadcom Merger, including impairment charges of $417 million for termination of in-process research and development projects and $173 million for property, plant and equipment. Restructuring charges were due primarily to employee termination costs of approximately $418 million, and lease termination and other exit costs of $29 million, primarily resulting from the BRCM acquisition. We expect to incur approximately additional $50 million of restructuring charges in future periods as a result of the Broadcom Merger. We may incur additional restructuring charges in future periods as a result of any future acquisitions, particularly our pending acquisition of Brocade.

Segment Operating Results
The following tables set forth operating income by segment for the periods presented:

	Fiscal Year Ended
Operating Income	October 30, 2016	November 1, 2015	$ Change	% Change

	(In millions, except for percentages)
Wired infrastructure	$2,664	$478	$2,186	457%
Wireless communications	1,282	1,202	80	7%
Enterprise storage	995	855	140	16%
Industrial & other	327	310	17	5%
Unallocated expenses	(5,677)	(1,213)	(4,464)	368%
Total operating income (loss)	$(409)	$1,632	$(2,041)	(125)%
Operating income from our wired infrastructure segment increased primarily due to contributions from the acquired BRCM wired products. Operating income from our wireless communications segment increased primarily due to contributions from the BRCM wireless connectivity products, partially offset by a decrease in demand for our RF components from a key North American smartphone customer. Operating income from our enterprise storage segment increased primarily due to a full year of contributions from the Emulex business that we acquired in May 2015, as well as strength in demand for our HDD products, partially offset by a decrease in demand for our server and storage connectivity products. Operating income from our industrial & other segment was flat.
Unallocated expenses include amortization of acquisition-related intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, including charges related to the step-up of acquired inventory to fair value, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 368% in fiscal year 2016, compared to fiscal year 2015, primarily due to increases in charges related to the step-up of inventory to fair value, amortization of acquisition-related intangible assets, restructuring, impairment and disposal charges, and costs incurred in connection with the Broadcom Merger. Additionally, share-based compensation increased due to RSUs assumed in, and integration equity awards granted to employees acquired in, the Broadcom Merger.
Non-Operating Income and Expenses
Interest expense. Interest expense was $585 million for fiscal year 2016 and $191 million for fiscal year 2015. The increase in interest expense in fiscal year 2016 was primarily due to interest on higher outstanding debt balances and expenses related to debt modification and ticking fees, in each case associated with the term loan indebtedness we incurred to finance the Broadcom Merger.
Loss on extinguishment of debt. During fiscal year 2016, in connection with the closing of the Broadcom Merger, we repaid in full our term loan borrowings under a collateralized credit agreement with lenders named therein entered into in fiscal year 2014, or the 2014 Credit Agreement. We subsequently repaid our €900 million Term B-1 Euro Loan (defined below) partially funded by the sale of certain acquired BRCM assets that were held for sale. We also repaid our $500 million Term B-2 Loan (defined below), partially funded with $325 million of additional Term A Loan (defined below) borrowings. These payments and the August 2016 Amendments (defined below) resulted in a loss on extinguishment of debt of $123 million for fiscal year 2016. In fiscal year 2015, we made a $593 million principal prepayment on term loan borrowings under the 2014 Credit Agreement and settled the 2.0% Convertible Senior Notes due 2021, or the Convertible Notes, which resulted in a loss on extinguishment of debt of $10 million for fiscal year 2015.
In connection with the completion of the Broadcom Merger, three Broadcom subsidiaries entered into the 2016 Credit Agreement, which originally provided for a Term A loan facility in the aggregate principal amount of $4.4 billion, or the Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9.8 billion, or the Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, equivalent to $978 million as of February 1, 2016, or the Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or the Term B-2 Loan, and together with the Term A Loan, Term B-1 Loan, and Term B-1 Euro Loan, referred to as the 2016 Term Loans. The 2016 Credit Agreement also provides for a revolving credit facility, or the 2016 Revolving Credit Facility, that permits us to borrow from time to time in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis.

Provision for income taxes. For fiscal year 2016, we had a provision for income taxes of $642 million compared to $76 million for fiscal year 2015. The income tax provision for the fiscal year 2016 is primarily the result of an increase in tax associated with our undistributed earnings, partially offset by income tax benefits from losses from continuing operations and the recognition of previously unrecognized tax benefits as a result of audit settlements.
During fiscal year 2016, we determined that we no longer intend to indefinitely reinvest our accumulated and current foreign earnings in our operations outside of Singapore. As a result, we made a provision for taxes on $1.9 billion of our undistributed earnings as of November 1, 2015, including projected withholding taxes that would become payable upon the distribution of those earnings, and recognized $93 million of expense in fiscal year 2016 related to the undistributed earnings of foreign operations that were previously considered indefinitely reinvested.
At the time we completed the Broadcom Merger, in connection with the preliminary allocation of the purchase price, we established a deferred tax liability that is associated with our potential tax liability arising from our planned integration of BRCM’s IP, which was completed in November 2016. This tax liability will become payable as earnings resulting from this integration of IP are distributed over time.
As a result of these events, the amount of our income taxes payable could increase materially and consume an increasing amount of our cash. In addition, our provision for income taxes in future periods is likely to change as a result of the impact of internal restructuring and reorganization, in particular as a result of the Broadcom Merger, which would also affect our overall effective tax rate.
Fiscal Year 2015 Compared to Fiscal Year 2014
The following table sets forth our results of operations for the periods presented:

	Fiscal Year Ended
Statements of Operations Data:	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014

	(In millions)		(As a percentage of net revenue)
Net revenue	$6,824	$4,269	100%	100%
Cost of products sold:
Cost of products sold	2,750	1,911	41	45
Purchase accounting effect on inventory	30	210	—	5
Amortization of acquisition-related intangible assets	484	249	7	6
Restructuring charges	7	22	—	—
Total cost of products sold	3,271	2,392	48	56
Gross margin	3,553	1,877	52	44
Research and development	1,049	695	15	16
Selling, general and administrative	486	407	7	10
Amortization of acquisition-related intangible assets	249	197	4	5
Restructuring, impairment and disposal charges	137	140	2	3
Total operating expenses	1,921	1,439	28	34
Operating income	$1,632	$438	24%	10%
Net Revenue
The following tables set forth net revenue by segment for the periods presented:

	Fiscal Year Ended
Net Revenue	November 1, 2015	November 2, 2014	$ Change	% Change

	(In millions, except for percentages)
Wired infrastructure	$1,479	$1,151	$328	28%
Wireless communications	2,536	1,689	847	50%
Enterprise storage	2,180	867	1,313	151%
Industrial & other	629	562	67	12%
Total net revenue	$6,824	$4,269	$2,555	60%

	Fiscal Year Ended
% of Net Revenue	November 1, 2015	November 2, 2014
Wired infrastructure	22%	27%
Wireless communications	37	40
Enterprise storage	32	20
Industrial & other	9	13
Total net revenue	100%	100%
Net revenue from our wired infrastructure segment increased 28% in fiscal year 2015, compared with fiscal year 2014. The increase was primarily due to improved revenue contributions from our application specific integrated circuits, or ASICs, and from the inclusion of a full year of contributions from LSI products in this segment. Net revenue from our wireless communications segment increased 50% in fiscal year 2015, compared with fiscal year 2014, primarily due to a substantial increase in our RF product content in smartphones and an increase in unit sales of smartphones containing our products. Net revenue from our enterprise storage segment increased 151% in fiscal year 2015, compared with fiscal year 2014. This segment was acquired in the LSI acquisition and fiscal year 2015 results reflect a full year of operating results compared to a partial year of operating results in fiscal year 2014. The results for fiscal year 2015 also reflect contributions from Emulex following its acquisition and an improvement in the business due to market share gains as well as growth in end market demand. Net revenue from our industrial & other segment increased 12% in fiscal year 2015 compared with fiscal year 2014, primarily due to an increase in IP licensing revenue. Net revenue for fiscal year 2015 included $313 million of revenue from development arrangements and sales and licensing of IP compared to $160 million for fiscal year 2014.
Gross Margin
Gross margin was $3.6 billion for fiscal year 2015 compared to $1.9 billion for fiscal year 2014, an increase of $1.7 billion. As a percentage of net revenue, gross margin was 52% for fiscal year 2015, compared to 44% for fiscal year 2014. The increase in gross margin, both in dollars and as a percentage of revenue, for fiscal year 2015 compared to fiscal year 2014 was due primarily to gross margin contributions from our enterprise storage segment, which we acquired in the LSI acquisition, an improvement in product mix with higher contributions from our FBAR-related wireless products, and a decrease in charges associated with the inventory step-up to fair value related to acquisitions, partially offset by amortization of acquisition-related intangible assets related to the LSI, PLX and Emulex acquisitions.
Research and Development Expense
Research and development expense increased $354 million or 51% in fiscal year 2015. However, as a percentage of net revenue, research and development expense remained relatively flat at 15% for fiscal year 2015 compared to 16% for fiscal year 2014. The majority of the increase in dollars was related primarily to the impact of LSI and PLX for the full fiscal year, the impact of Emulex for the second half of fiscal year 2015, and an increase in share-based compensation expense due to annual focal employee equity awards at higher grant-date fair values and higher headcount as a result of the LSI, PLX and Emulex acquisitions.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $79 million or 19% in fiscal year 2015. However, as a percentage of net revenue, selling, general and administrative expense decreased to 7% for fiscal year 2015 compared to 10% for fiscal year 2014. The increase in selling, general and administrative expense, in dollars, was primarily due to the impact of the LSI acquisition for the full fiscal year and an increase in share-based compensation expense due to annual focal employee equity awards at higher grant-date fair values and higher headcount as a result of the LSI, PLX and Emulex acquisitions. Selling, general and administrative expense as a percentage of net revenue decreased in fiscal year 2015, as revenue growth outpaced the increase in selling, general and administrative expense.
Amortization of Acquisition-Related Intangible Assets
Total amortization expense of intangible assets was $733 million and $446 million, respectively, for fiscal years 2015 and 2014, an increase of $287 million. The increase in amortization expense for fiscal year 2015 was primarily attributable to a full year of amortization for intangible assets obtained in the LSI and PLX acquisitions.
Restructuring, Impairment and Disposal Charges
We incurred total restructuring and asset impairment charges of $144 million for fiscal year 2015 compared to $162 million for fiscal year 2014. The restructuring charges incurred in fiscal year 2015 were primarily due to employee termination costs related to the Emulex and LSI acquisitions. The restructuring charges incurred during fiscal year 2014 were due primarily to employee termination costs related to the LSI acquisition.

During fiscal year 2015, we realigned certain product groups within our wired infrastructure segment and agreed to sell certain fiber optics subsystems assets to a third party. As a result, we recognized a $61 million loss to write these assets down to fair value less costs to sell.
Segment Operating Results
The following tables set forth operating income by segment for the periods presented:

	Fiscal Year Ended
Operating Income	November 1, 2015	November 2, 2014	$ Change	% Change

	(In millions, except for percentages)
Wired infrastructure	$478	$287	$191	67%
Wireless communications	1,202	658	544	83%
Enterprise storage	855	292	563	193%
Industrial & other	310	246	64	26%
Unallocated expenses	(1,213)	(1,045)	(168)	16%
Total operating income	$1,632	$438	$1,194	273%
Operating income from our wired infrastructure segment was 32% of segment revenue. Operating income increased 67% compared with fiscal year 2014, primarily due to gross margin improvement and higher revenue with stable research and development expense. Operating income from our wireless communications segment was 47% of segment revenue. Operating income increased 83%, compared with fiscal year 2014, primarily due to higher revenue and improvement in product mix. Operating income from our enterprise storage segment was 39% of segment revenue. Operating income increased 193% compared with fiscal year 2014, primarily due to higher revenue with stable research and development expense. Operating income from our industrial & other segment was 49% of segment revenue. Operating income increased 26% compared with fiscal year 2014, primarily due to higher IP licensing revenue.
Unallocated expenses include amortization of acquisition-related intangible assets, share-based compensation expense, restructuring charges, acquisition-related costs, including charges related to the step-up of acquired inventory to fair value, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 16% compared with fiscal year 2014, primarily due to increases in amortization of acquisition-related intangible assets incurred in connection with our acquisitions of LSI, PLX and Emulex. Additionally, share-based compensation expense increased in fiscal year 2015, compared with fiscal year 2014, due to annual focal employee equity awards at higher grant-date fair values and higher headcount as a result of the LSI, PLX and Emulex acquisitions.
Non-Operating Income and Expenses
Interest expense. Interest expense was $191 million for fiscal year 2015 compared to $110 million for fiscal year 2014. This $81 million increase in interest expense was due to the full year interest on our outstanding 2014 Term Loans, along with the amortization of related debt issuance costs that were being charged to interest expense using the effective interest method over the respective borrowing terms.
Provision for income taxes.  We recognized a provision for income taxes of $76 million for fiscal year 2015 compared to $33 million for fiscal year 2014. The provision for income taxes in fiscal year 2015 increased from the prior fiscal year primarily due to the increase in profit before tax.
Seasonality
Historically, our net revenue has typically been higher in the second half of the fiscal year than in the first half, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to launches of new mobile handsets manufactured by our OEM customers. However, from time to time, typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications and enterprise storage segments.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and sources and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of October 30, 2016 consisted of: (1) $3.1 billion in cash and cash equivalents, (2) cash we expect to generate from operations, (3) our outstanding revolving credit facility of up to $500 million aggregate principal amount, or 2016 Revolving Credit Facility, which is committed until February 1, 2021, and substantially all of which was available to be drawn as of October 30, 2016, and (4) our ability to increase the aggregate term loans and revolving credit commitments under the 2016 Credit Agreement, referred to as the accordion feature, subject to the terms and conditions of the 2016 Credit Agreement and the availability of commitments. The 2016 Credit Agreement was entered in connection with the completion of the Broadcom Merger, and replaced our 2014 Credit Agreement. The 2016 Credit Agreement is discussed in more detail under in “Note 8. Borrowings” included in Part II, Item 8 of this Form 10-K.
Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to outstanding indebtedness, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions and investments we may make from time to time, including the Brocade Merger, (v) interim cash dividend payments by Broadcom (if and when declared by the Board), (vi) cash distributions by the Partnership (if and when declared by the Partnership’s general partner), (vii) payment of income taxes, including taxes paid as a result of the intercompany transfer of IP acquired in the Broadcom Merger, and (viii) funding employee benefit plan obligations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We anticipate that our capital expenditures for fiscal year 2017 will be higher than fiscal year 2016, due primarily to expenditures for construction at our Irvine and San Jose campuses, continued expenditures for capacity expansion in our Fort Collins internal fabrication facility, spending on equipment to support various research and development projects and purchases of test manufacturing equipment.
Our debt and liquidity needs will also increase as a result of the closing of the Brocade Merger. We intend to finance the estimated $5.5 billion of cash consideration with cash on hand from both companies and new debt financing.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the 2016 Revolving Credit Facility and the accordion feature in our 2016 Credit Agreement, as well as committed debt funding related to the pending Brocade Merger, provide sufficient liquidity, after giving effect to the pending Brocade Merger, to operate our business and fund our current and assumed obligations, for at least the next 12 months.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction could require significant use of our cash and cash equivalents, or require us to increase our borrowings under our 2016 Credit Agreement, or otherwise, to fund the transaction. We could also reduce certain expenditures such as payment of our cash dividend. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under the 2016 Term Loans and the 2016 Revolving Credit Facility, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities, or otherwise increase our outstanding indebtedness, for reasons other than those specified above.
Share Repurchases
During fiscal year 2014, we repurchased and retired 0.3 million shares for $12 million. We did not repurchase any shares in fiscal years 2016 or 2015.
Share repurchases under our share repurchase programs were made in the open market at such times and in such amounts as we deemed appropriate.
Summary and Highlights
Our cash and cash equivalents increased by $1.3 billion to $3.1 billion at October 30, 2016 from $1.8 billion at November 1, 2015. The increase was largely due to $3.4 billion in net cash provided by operating activities, $19.5 billion of proceeds from the 2016 Term Loans, $898 million of aggregate proceeds received from the sales of businesses and $295 million from the issuance of ordinary shares upon exercises of share options and purchase rights under Broadcom’s employee share purchase plan, partially offset by $10 billion in cash paid in the Broadcom Merger, the repayment of $9.8 billion, in aggregate principal amount, of our term loan borrowings under the 2014 Credit Agreement and a portion of the 2016 Term Loans, the repayment of $1.5 billion of debt assumed in the Broadcom Merger, $750 million in dividend payments by Broadcom and cash distributions by the Partnership (discussed in more detail below), $723 million in capital expenditures, and $123 million in debt issuance costs related to the 2016 Term Loans.

Dividends/Distributions
Broadcom paid aggregate cash dividends of $1.94 and $1.55 per ordinary share, or $716 million and $408 million, during fiscal years 2016 and 2015, respectively.
The Partnership paid aggregate cash distributions of $594 million to Broadcom, as General Partner, and cash distributions of $1.50 per Partnership REU, or $34 million, to its limited partners during fiscal year 2016.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

	(In millions)
Net cash provided by operating activities	$3,411	$2,318	$1,175
Net cash used in investing activities	(9,840)	(241)	(5,885)
Net cash provided by (used in) financing activities	7,704	(1,859)	5,329
Net increase in cash and cash equivalents	$1,275	$218	$619
Operating Activities
Cash provided by operating activities represents net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The $1.1 billion increase in cash provided by operations during fiscal year 2016 compared to fiscal year 2015 was due to the adjustments to net loss for non-cash items and changes in assets and liabilities, partially offset by the impact of a net loss during fiscal 2016. The adjustments to net loss for non-cash items were higher, compared to fiscal year 2015, primarily due to depreciation and amortization and share-based compensation, as well as restructuring, impairment and disposal charges and deferred taxes. Changes in assets and liabilities as of October 30, 2016 compared to November 1, 2015 are primarily due to the Broadcom Merger.
The $1.1 billion increase in cash provided by operations during fiscal year 2015 compared to fiscal year 2014 was due to the increase in net income and the adjustments to net income for non-cash items and changes in assets and liabilities. The adjustments for non-cash items were higher, compared to fiscal year 2014, primarily due to depreciation and amortization, share-based compensation, as well as restructuring, impairment and disposal charges, partially offset by deferred taxes and excess tax from share-based compensation.
Investing Activities
Cash used in investing activities consists primarily of cash used for acquisitions and capital expenditures, partially offset by proceeds from divestitures. The change in investing cash flows for fiscal year 2016 compared to fiscal year 2015 primarily relates to $10 billion paid for the Broadcom Merger, a $130 million increase in purchases of property, plant and equipment and a $44 million increase in purchases of investments, partially offset by a $248 million increase in proceeds from the sales of businesses and a $104 million increase in proceeds from sales and maturities of investments.
The change in investing cash flows for fiscal year 2015 compared to fiscal year 2014 primarily relates to $6.0 billion paid in aggregate for the LSI and PLX acquisitions in fiscal year 2014 and a $200 million increase in proceeds from the sale of businesses, partially offset by $394 million paid primarily for the Emulex acquisition in fiscal year 2015 and a $184 million increase in purchases of property, plant and equipment in fiscal year 2015, primarily in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado.
Financing Activities
Broadcom
Cash provided by (used in) financing activities consists primarily of proceeds from the 2016 Term Loans and from the issuance of ordinary shares through employee equity incentive plans, offset by the repayment of term loan borrowings under the 2014 Credit Agreement, prepayments made on our 2016 Term Loans, the payment of assumed debt, dividend payments by Broadcom, cash distributions by the Partnership and payments of debt issuance costs. The change in financing cash flows for fiscal year 2016 compared to fiscal year 2015 was due to proceeds from the 2016 Term Loans and a $54 million increase in proceeds from the issuance of ordinary shares through employee equity incentive plans, partially offset by the repayment of 2014 Term Loans, prepayments made on our 2016 Term Loans, the payment of assumed debt and a $342 million increase in dividend payments.

The change in financing cash flows for fiscal year 2015 compared to fiscal year 2014 primarily relates to the proceeds of $4.6 billion from term loan borrowings under the 2014 Credit Agreement and $1 billion from the issuance of the Convertible Notes in fiscal year 2014, an increase in fiscal year 2015 for debt repayments of $1.8 billion and a $124 million increase in dividend payments, partially offset by a $117 million increase in proceeds from the issuance of our ordinary shares through employee equity incentive plans and an $86 million increase in excess tax benefit.
The Partnership
Cash provided by (used in) financing activities for the Partnership are materially the same as those discussed for Broadcom above. The differences are due to capital transactions with the General Partner, which are a result of the capital contributions from Broadcom to the Partnership.
Indebtedness
See “Note 8. Borrowings” included in Part II, Item 8 of this Form 10-K.
2016 Credit Agreement
During fiscal year 2016, we made principal prepayments totaling $610 million on the Term B-1 Loan and fully repaid the €900 million Term B-1 Euro Loan and the $500 million Term B-2 Loan. The paydown of the Term B-2 Loan was partially funded with $325 million of additional Term A Loan borrowings. As a result, during fiscal year 2016, we wrote-off $40 million of debt issuance costs, which was included in loss on extinguishment of debt in our consolidated statements of operations.
In August 2016, we amended the 2016 Credit Agreement and refinanced all of the outstanding Term B-1 Loans into the Term B-3 Loans and increased the amount of outstanding Term A Loans, or the August 2016 Amendments. The August 2016 Amendments reduced the applicable margins on the outstanding balance under the Term B-3 Loans and increased our operating flexibility, including the automatic release of all collateral securing the 2016 Term Loans upon the repayment of all outstanding Term B-3 Loans and our achievement of the specified investment grade ratings. As a result of the August 2016 Amendments, we wrote-off $49 million of our previously deferred debt issuance costs, which was included in loss on extinguishment of debt.
The 2016 Term Loans bear interest at floating rates which were 2.28% for the Term A Loans and 3.53% for the Term B-3 Loans as of October 30, 2016.
As of October 30, 2016, the outstanding balance of the 2016 Term Loans, net of the unaccreted discount and unamortized debt issuance costs, was $13.5 billion. As of October 30, 2016, there were no borrowings outstanding under the 2016 Revolving Credit Facility or material outstanding letters of credit.
We were in compliance with all of the covenants described in the 2016 Credit Agreement as of October 30, 2016. Subject to certain conditions, we have the ability to increase the aggregate 2016 Term Loans and/or 2016 Revolving Credit Facility.
Contractual Commitments
The following table summarizes contractual obligations and commitments as of October 30, 2016 (in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal, interest and fees	$15,828	$850	$1,984	$6,441	$6,553
Purchase commitments	1,508	1,455	53	—	—
Other contractual commitments	390	152	185	53	—
Operating lease obligations	446	144	185	61	56
Pension plan contributions	37	37	—	—	—
Total	$18,209	$2,638	$2,407	$6,555	$6,609
Debt Principal, Interest and Fees. Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2016 Credit Agreement and outstanding senior unsecured notes that we assumed as a result of the Broadcom Merger.
Purchase Commitments. Represents unconditional purchase obligations that include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Cancellation for outstanding purchase orders for capital expenditures in connection with the internal fabrication facility expansion and construction of our new campuses is generally allowed but requires payment of all costs incurred through the date of cancellation and, therefore, cancelable purchase orders for these capital expenditures are included in the table above.
Other Contractual Commitments. Represents amounts payable pursuant to agreements related to IT, human resources, financial infrastructure outsourcing services and other service agreements.
Operating Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable operating leases.
Pension Plan Contribution. Represents our planned minimum contributions to our pension plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for fiscal year 2018 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for fiscal year 2018 and beyond in the above table.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at October 30, 2016, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $893 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our consolidated balance sheet as of October 30, 2016 have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at October 30, 2016 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See “Note 14. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K.
Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, in our consolidated financial statements, see Note 2. “Summary of Significant Accounting Policies” to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
 Interest Rate Risk
At October 30, 2016, we had a principal balance of $13.7 billion of outstanding 2016 Term Loans, all of which is subject to applicable floating interest rates based on LIBOR. On August 2, 2016, pursuant to the August 2016 Amendments, the maximum interest rates applicable to our outstanding indebtedness under the 2016 Credit Agreement were reduced. Following the August 2016 Amendments, a 1% change in LIBOR would increase interest expense for the next 12 months on our outstanding 2016 Term Loans by $137 million. The foregoing does not include the effects of any debt we may incur in connection with the Brocade Merger.
Foreign Currency Derivative Instruments
We use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were not significant for any period presented in the consolidated financial statements included in this Form 10-K.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also seek to mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also seek to mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 30, 2016, we do not believe that we have any material direct or indirect exposure to the European financial markets.

Item 8. Financial Statements and Supplementary Data
BROADCOM LIMITED AND BROADCOM CAYMAN L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Broadcom Limited
In our opinion, the consolidated financial statements of Broadcom Limited listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Broadcom Limited and its subsidiaries at October 30, 2016 and November 1, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Broadcom Limited listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2016.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Broadcom Corporation, or BRCM, from its assessment of internal control over financial reporting as of October 30, 2016 because it was acquired by the Company in a business combination during 2016. We have also excluded Broadcom Corporation from our audit of internal control over financial reporting. Broadcom Corporation is an indirect subsidiary whose total assets and total revenues represent 9% and 53%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 30, 2016.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Broadcom Limited, the sole general partner of Broadcom Cayman L.P.

In our opinion, the consolidated financial statements of Broadcom Cayman L.P. listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Broadcom Cayman L.P. and its subsidiaries at October 30, 2016 and November 1, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Broadcom Cayman L.P. listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Company’s General Partner is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2016.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company’s General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Broadcom Corporation, or BRCM, from its assessment of internal control over financial reporting as of October 30, 2016 because it was acquired by the Company in a business combination during 2016. We have also excluded Broadcom Corporation from our audit of internal control over financial reporting. Broadcom Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 9% and 53%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 30, 2016.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 23, 2016

BROADCOM LIMITED
CONSOLIDATED BALANCE SHEETS

	October 30, 2016	November 1, 2015

	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,097	$1,822
Trade accounts receivable, net	2,181	1,019
Inventory	1,400	524
Other current assets	447	394
Total current assets	7,125	3,759
Property, plant and equipment, net	2,509	1,460
Goodwill	24,732	1,674
Intangible assets, net	15,068	3,277
Other long-term assets	532	345
Total assets	$49,966	$10,515
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,261	$617
Employee compensation and benefits	517	250
Current portion of long-term debt	454	46
Other current liabilities	846	206
Total current liabilities	3,078	1,119
Long-term liabilities:
Long-term debt	13,188	3,826
Pension and post-retirement benefit obligations	531	475
Other long-term liabilities	11,293	381
Total liabilities	28,090	5,801
Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, no par value; 398,281,461 shares and 276,259,120 shares issued and outstanding on October 30, 2016 and November 1, 2015, respectively	19,241	2,547
Non-economic voting preference shares, no par value; 22,804,591 shares and no shares issued and outstanding on October, 30, 2016 and November 1, 2015, respectively	—	—
Retained earnings (accumulated deficit)	(215)	2,240
Accumulated other comprehensive loss	(134)	(73)
Total Broadcom Limited shareholders’ equity	18,892	4,714
Noncontrolling interest	2,984	—
Total shareholders’ equity	21,876	4,714
Total liabilities and shareholders’ equity	$49,966	$10,515
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

	(In millions, except per share data)
Net revenue	$13,240	$6,824	$4,269
Cost of products sold:
Cost of products sold	5,295	2,750	1,911
Purchase accounting effect on inventory	1,185	30	210
Amortization of acquisition-related intangible assets	763	484	249
Restructuring charges	57	7	22
Total cost of products sold	7,300	3,271	2,392
Gross margin	5,940	3,553	1,877
Research and development	2,674	1,049	695
Selling, general and administrative	806	486	407
Amortization of acquisition-related intangible assets	1,873	249	197
Restructuring, impairment and disposal charges	996	137	140
Total operating expenses	6,349	1,921	1,439
Operating income (loss)	(409)	1,632	438
Interest expense	(585)	(191)	(110)
Loss on extinguishment of debt	(123)	(10)	—
Other income, net	10	36	14
Income (loss) from continuing operations before income taxes	(1,107)	1,467	342
Provision for income taxes	642	76	33
Income (loss) from continuing operations	(1,749)	1,391	309
Loss from discontinued operations, net of income taxes	(112)	(27)	(46)
Net income (loss)	(1,861)	1,364	263
Net loss attributable to noncontrolling interest	(122)	—	—
Net income (loss) attributable to ordinary shares	$(1,739)	$1,364	$263

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(4.46)	$5.27	$1.23
Loss per share from discontinued operations	(0.29)	(0.10)	(0.18)
Net income (loss) per share	$(4.75)	$5.17	$1.05

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(4.57)	$4.95	$1.16
Loss per share from discontinued operations	(0.29)	(0.10)	(0.17)
Net income (loss) per share	$(4.86)	$4.85	$0.99

Weighted-average shares:
Basic	366	264	251
Diluted	383	281	267

Cash dividends declared and paid per share	$1.94	$1.55	$1.13
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

	(In millions)
Net income (loss)	$(1,861)	$1,364	$263
Other comprehensive loss, net of tax:
Unrealized loss on defined benefit pension plans and post-retirement benefit plans	(65)	(24)	(41)
Reclassification to net income (loss)	4	1	(3)
Other comprehensive loss	(61)	(23)	(44)
Comprehensive income (loss)	(1,922)	1,341	219
Comprehensive loss attributable to noncontrolling interest	(122)	—	—
Comprehensive income (loss) attributable to ordinary shares	$(1,800)	$1,341	$219
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

	(In millions)
Cash flows from operating activities:
Net income (loss)	$(1,861)	$1,364	$263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,042	962	625
Share-based compensation	679	232	163
Excess tax benefits from share-based compensation	(89)	(125)	(39)
Non-cash restructuring, impairment and disposal charges	662	77	9
Non-cash portion of debt extinguishment loss, net	100	10	—
Deferred taxes	365	(220)	(92)
Amortization of debt issuance costs and accretion of debt discount	36	22	14
Other	(6)	32	(19)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(491)	(187)	(70)
Inventory	996	62	193
Accounts payable	33	29	13
Employee compensation and benefits	163	8	20
Other current assets and current liabilities	(98)	12	261
Other long-term assets and long-term liabilities	(120)	40	(166)
Net cash provided by operating activities	3,411	2,318	1,175
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,055)	(394)	(5,961)
Proceeds from sales of businesses	898	650	450
Purchases of property, plant and equipment	(723)	(593)	(409)
Proceeds from disposals of property, plant and equipment	5	110	—
Purchases of investments	(58)	(14)	—
Proceeds from sales and maturities of investments	104	—	35
Other	(11)	—	—
Net cash used in investing activities	(9,840)	(241)	(5,885)
Cash flows from financing activities:
Proceeds from term loan borrowings	19,510	—	4,600
Proceeds from issuance of convertible senior notes	—	—	1,000
Debt repayments	(9,842)	(1,639)	(12)
Payments of assumed debt	(1,475)	(178)	—
Debt issuance costs	(123)	—	(124)
Dividend and distribution payments	(750)	(408)	(284)
Issuance of ordinary shares	295	241	124
Repurchases of ordinary shares	—	—	(12)
Excess tax benefits from share-based compensation	89	125	39
Other	—	—	(2)
Net cash provided by (used in) financing activities	7,704	(1,859)	5,329
Net change in cash and cash equivalents	1,275	218	619
Cash and cash equivalents at the beginning of period	1,822	1,604	985
Cash and cash equivalents at end of period	$3,097	$1,822	$1,604
Supplemental disclosure of cash flow information:
Cash paid for interest	$448	$172	$78
Cash paid for income taxes, net of refunds	$242	$138	$23
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Non-Economic Voting Preference Shares		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

	(In millions)
Balance as of November 3, 2013	249	$1,587	—	$—	$1,305	$(6)	$—	$2,886
Issuance of ordinary shares in connection with equity incentive plans	5	124	—	—	—	—	—	124
Repurchase of ordinary shares	—	(12)	—	—	—	—	—	(12)
Share-based compensation	—	163	—	—	—	—	—	163
Excess tax benefits from share-based compensation	—	42	—	—	—	—	—	42
Cash dividends paid to ordinary shareholders	—	—	—	—	(284)	—	—	(284)
Convertible debt conversion feature	—	85	—	—	—	—	—	85
Fair value of partially vested equity awards assumed in connection with the acquisition of LSI Corporation	—	20	—	—	—	—	—	20
Changes in accumulated other comprehensive loss:
Actuarial losses and prior service costs associated with defined benefit pension plans and post-retirement benefit plans, net of taxes	—	—	—	—	—	(44)	—	(44)
Net income	—	—	—	—	263	—	—	263
Balance as of November 2, 2014	254	2,009	—	—	1,284	(50)	—	3,243
Issuance of ordinary shares in connection with equity incentive plans	8	241	—	—	—	—	—	241
Share-based compensation	—	237	—	—	—	—	—	237
Excess tax benefits from share-based compensation	—	130	—	—	—	—	—	130
Cash dividends paid to ordinary shareholders	—	—	—	—	(408)	—	—	(408)
Issuance of ordinary shares upon conversion of Convertible Notes	14	(75)	—	—	—	—	—	(75)
Fair value of partially vested equity awards assumed in connection with the acquisition of Emulex Corporation	—	5	—	—	—	—	—	5
Changes in accumulated other comprehensive loss:
Actuarial losses and prior service costs associated with defined benefit pension plans and post-retirement benefit plans, net of taxes	—	—	—	—	—	(23)	—	(23)
Net income	—	—	—	—	1,364		—	1,364
Balance as of November 1, 2015	276	2,547	—	—	2,240	(73)	—	4,714
Issuance of ordinary shares upon the acquisition of Broadcom Corporation	112	15,438	—	—	—	—	—	15,438
Issuance by the Partnership of restricted exchangeable partnership units upon the acquisition of Broadcom Corporation	—	—	—	—	—	—	3,140	3,140
Issuance of non-economic voting preference shares	—	—	23	—	—	—	—	—
Issuance of ordinary shares in connection with equity incentive plans	10	295	—	—	—	—	—	295
Share-based compensation	—	690	—	—	—	—	—	690
Excess tax benefits from share-based compensation	—	89	—	—	—	—	—	89
Cash dividends paid to ordinary shareholders	—	—	—	—	(716)	—	—	(716)
Cash distribution paid by the Partnership on restricted exchangeable partnership units	—	—	—	—	—	—	(34)	(34)
Fair value of partially vested equity awards assumed in connection with the acquisition of Broadcom Corporation	—	182	—	—	—	—	—	182
Changes in accumulated other comprehensive loss:
Actuarial losses and prior service costs associated with defined benefit pension plans and post-retirement benefit plans, net of taxes	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(1,739)		(122)	(1,861)
Balance as of October 30, 2016	398	$19,241	23	$—	$(215)	$(134)	$2,984	$21,876
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM CAYMAN L.P.
CONSOLIDATED BALANCE SHEETS

	October 30, 2016	November 1, 2015

	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,044	$1,822
Trade accounts receivable, net	2,181	1,019
Inventory	1,400	524
Other current assets	500	394
Total current assets	7,125	3,759
Property, plant and equipment, net	2,509	1,460
Goodwill	24,732	1,674
Intangible assets, net	15,068	3,277
Other long-term assets	532	345
Total assets	$49,966	$10,515
LIABILITIES AND PARTNERS’ CAPITAL/SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,261	$617
Employee compensation and benefits	517	250
Current portion of long-term debt	454	46
Other current liabilities	846	206
Total current liabilities	3,078	1,119
Long-term liabilities:
Long-term debt	13,188	3,826
Pension and post-retirement benefit obligations	531	475
Other long-term liabilities	11,293	381
Total liabilities	28,090	5,801
Commitments and contingencies (Note 14)
Partners’ capital/shareholders’ equity:
Common partnership units; 390,237,855 units issued and outstanding on October 30, 2016	19,026	—
Restricted exchangeable units; 22,804,591 units issued and outstanding on October 30, 2016	2,984	—
Ordinary shares, no par value; 276,259,120 shares issued and outstanding on November 1, 2015	—	2,547
Retained earnings	—	2,240
Accumulated other comprehensive loss	(134)	(73)
Total partners’ capital/shareholders’ equity	21,876	4,714
Total liabilities and partners’ capital/shareholders’ equity	$49,966	$10,515
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM CAYMAN L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

	(In millions, except per unit/share amounts)
Net revenue	$13,240	$6,824	$4,269
Cost of products sold:
Cost of products sold	5,295	2,750	1,911
Purchase accounting effect on inventory	1,185	30	210
Amortization of acquisition-related intangible assets	763	484	249
Restructuring charges	57	7	22
Total cost of products sold	7,300	3,271	2,392
Gross margin	5,940	3,553	1,877
Research and development	2,674	1,049	695
Selling, general and administrative	806	486	407
Amortization of acquisition-related intangible assets	1,873	249	197
Restructuring, impairment and disposal charges	996	137	140
Total operating expenses	6,349	1,921	1,439
Operating income (loss)	(409)	1,632	438
Interest expense	(585)	(191)	(110)
Loss on extinguishment of debt	(123)	(10)	—
Other income, net	10	36	14
Income (loss) from continuing operations before income taxes	(1,107)	1,467	342
Provision for income taxes	642	76	33
Income (loss) from continuing operations	(1,749)	1,391	309
Loss from discontinued operations, net of income taxes	(112)	(27)	(46)
Net income (loss)	$(1,861)	$1,364	$263

General Partner's interest in net loss	$(2,116)	$—	$—
Limited Partners' interest in net loss	$(122)	$—	$—
Net income attributable to ordinary shareholders	$377	$1,364	$263

Cash distribution paid per restricted exchangeable partnership unit	$1.50	$—	$—
Cash distribution paid to General Partner	$594	$—	$—
Cash dividends paid per ordinary share	$0.44	$1.55	$1.13
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM CAYMAN L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

	(In millions)
Net income (loss)	$(1,861)	$1,364	$263
Other comprehensive loss, net of tax:
Unrealized loss on defined benefit pension plans and post-retirement benefit plans	(65)	(24)	(41)
Reclassification to net income (loss)	4	1	(3)
Other comprehensive loss	(61)	(23)	(44)
Comprehensive income (loss)	$(1,922)	$1,341	$219
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM CAYMAN L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

	(In millions)
Cash flows from operating activities:
Net income (loss)	$(1,861)	$1,364	$263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,042	962	625
Share-based compensation	679	232	163
Excess tax benefits from share-based compensation	(89)	(125)	(39)
Non-cash restructuring, impairment and disposal charges	662	77	9
Non-cash portion of debt extinguishment loss, net	100	10	—
Deferred taxes	365	(220)	(92)
Amortization of debt discount issuance costs and accretion of debt discount	36	22	14
Other	(6)	32	(19)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(491)	(187)	(70)
Inventory	996	62	193
Accounts payable	33	29	13
Employee compensation and benefits	163	8	20
Other current assets and current liabilities	(98)	12	261
Other long-term assets and long-term liabilities	(120)	40	(166)
Net cash provided by operating activities	3,411	2,318	1,175
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,055)	(394)	(5,961)
Proceeds from sales of businesses	898	650	450
Purchases of property, plant and equipment	(723)	(593)	(409)
Proceeds from disposals of property, plant and equipment	5	110	—
Purchases of investments	(58)	(14)	—
Proceeds from sales and maturities of investments	104	—	35
Other	(11)	—	—
Net cash used in investing activities	(9,840)	(241)	(5,885)
Cash flows from financing activities:
Proceeds from term loan borrowings	19,510	—	4,600
Proceeds from issuance of convertible senior notes	—	—	1,000
Debt repayments	(9,842)	(1,639)	(12)
Payments of assumed debt	(1,475)	(178)	—
Debt issuance costs	(123)	—	(124)
Dividend payments to ordinary shareholders	(122)	(408)	(284)
Distributions paid to unit holders	(628)	—	—
Issuance of ordinary shares by General Partner	72	241	124
Capital transactions with General Partner	170	—	—
Repurchases of ordinary shares	—	—	(12)
Excess tax benefits from share-based compensation	89	125	39
Other	—	—	(2)
Net cash provided by (used in) financing activities	7,651	(1,859)	5,329
Net change in cash and cash equivalents	1,222	218	619
Cash and cash equivalents at the beginning of period	1,822	1,604	985
Cash and cash equivalents at end of period	$3,044	$1,822	$1,604
Supplemental disclosure of cash flow information:
Cash paid for interest	$448	$172	$78
Cash paid for income taxes, net of refunds	$242	$138	$23
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM CAYMAN L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Partnership REUs		Partnership Common Units		Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Units	Amount	Units	Amount	Shares	Amount

	(In millions)
Balance as of November 3, 2013	—	$—	—	$—	249	$1,587	$1,305	$(6)	$2,886
Issuance of ordinary shares in connection with equity incentive plans	—	—	—	—	5	124	$—	—	124
Repurchase of ordinary shares	—	—	—	—	—	(12)	—	—	(12)
Share-based compensation	—	—	—	—	—	163	—	—	163
Excess tax benefits from share-based compensation	—	—	—	—	—	42	—	—	42
Cash dividends paid to ordinary shareholders	—	—	—	—	—	—	(284)	—	(284)
Convertible debt conversion feature	—	—	—	—	—	85	—	—	85
Fair value of partially vested equity awards assumed in connection with the acquisition of LSI Corporation	—	—	—	—	—	20	—	—	20
Changes in accumulated other comprehensive loss:
Actuarial losses and prior service costs associated with defined benefit pension plans and post-retirement benefit plans, net of taxes	—	—	—	—	—	—	—	(44)	(44)
Net income	—	—	—	—	—	—	263	—	263
Balance as of November 2, 2014	—	—	—	—	254	2,009	1,284	(50)	3,243
Issuance of ordinary shares in connection with equity incentive plans	—	—	—	—	8	241	—	—	241
Share-based compensation	—	—	—	—	—	237	—	—	237
Excess tax benefits from share-based compensation	—	—	—	—	—	130	—	—	130
Cash dividends paid to ordinary shareholders	—	—	—	—	—	—	(408)	—	(408)
Issuance of ordinary shares upon conversion of Convertible Notes	—	—	—	—	14	(75)	—	—	(75)
Fair value of partially vested equity awards assumed in connection with the acquisition of Emulex Corporation	—	—	—	—	—	5	—	—	5
Changes in accumulated other comprehensive loss:
Actuarial losses and prior service costs associated with defined benefit pension plans and post-retirement benefit plans, net of taxes	—	—	—	—	—	—	—	(23)	(23)
Net income	—	—	—	—	—	—	1,364		1,364
Balance as of November 1, 2015	—	—	—	—	276	2,547	2,240	(73)	4,714
Issuance of ordinary shares in connection with equity incentive plans	—	—	—	—	2	72	—	—	72
Share-based compensation	—	—	—	633	—	57	—	—	690
Excess tax benefits from share-based compensation	—	—	—	66	—	23	—	—	89

	Partnership REUs		Partnership Common Units		Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Units	Amount	Units	Amount	Shares	Amount

Cash dividends paid to ordinary shareholders	—	—	—	—	—	—	(122)	—	(122)
Transfer to General Partner	—	—	278	5,194	(278)	(2,699)	(2,495)	—	—
Issuance of common partnership units upon the acquisition of Broadcom Corporation	—	—	112	15,438	—	—	—	—	15,438
Issuance of restricted exchangeable partnership units upon the acquisition of Broadcom Corporation	23	3,140	—	—	—	—	—	—	3,140
Cash distribution paid to unit holders	—	(34)	—	(594)	—	—	—	—	(628)
Capital transactions with General Partner	—	—	—	405	—	—	—	—	405
Changes in accumulated other comprehensive loss:
Actuarial losses and prior service costs associated with defined benefit pension plans and post-retirement benefit plans, net of taxes	—	—	—	—	—	—	—	(61)	(61)
Net income (loss)	—	(122)	—	(2,116)	—	—	377	—	(1,861)
Balance as of October 30, 2016	23	$2,984	390	$19,026	—	$—	$—	$(134)	$21,876
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM LIMITED AND BROADCOM CAYMAN L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Overview
Broadcom Limited, or Broadcom, is a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor, or CMOS, based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our principal target markets.
Broadcom, a company organized under the laws of the Republic of Singapore, is the successor to Avago Technologies Limited, or Avago. Broadcom Cayman L.P., or the Partnership, is an exempted limited partnership formed under the laws of the Cayman Islands in order to effect the business combination between Avago and Broadcom Corporation, a California corporation, or BRCM. On February 1, 2016, pursuant to an Agreement and Plan of Merger dated as of May 28, 2015, or the Broadcom Agreement, Broadcom, Avago, BRCM, the Partnership, and certain other parties completed various transactions, including a scheme of arrangement under Singapore law between Avago and Broadcom, or the Avago Scheme. Pursuant to the Avago Scheme, all issued ordinary shares of Avago were exchanged on a one-for-one basis for newly issued ordinary shares of Broadcom. Immediately following the consummation of the Avago Scheme, two subsidiaries of Broadcom merged with and into BRCM with BRCM as the surviving corporation of each such merger, or the Broadcom Merger. Following the Avago Scheme and the Broadcom Merger, or the Broadcom Transaction, each of Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership.
Broadcom is the Partnership’s sole General Partner and currently owns a majority interest (by vote and value) in the Partnership represented by common partnership units, or Common Units. The balance of the partnership units are held by certain former BRCM shareholders, or the Limited Partners, in the form of restricted exchangeable limited partnership units, or Partnership REUs. As General Partner, Broadcom has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of the Partnership in accordance with the Partnership’s amended and restated exempted limited partnership agreement, or Partnership Agreement, as amended from time to time, and applicable laws. There is no board of directors of the Partnership.
The Avago Scheme was accounted for in all periods presented using a carryover basis, similar to a pooling-of-interests, as the transaction was premised on a non-substantive exchange in order to facilitate the acquisition of BRCM, resulting in the retention of the historical basis of accounting. Under this method of accounting, Broadcom and Avago were treated as if they had always been combined for accounting and financial reporting purposes. The Broadcom Merger is discussed in further detail in Note 3. “Acquisitions.”
The Partnership REUs are deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Partnership is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder.
The consolidated financial statements and accompanying notes are being presented in a combined report being filed by two separate registrants: Broadcom and the Partnership. The differences in the consolidated financial statements relate to the noncontrolling interest that represents the outstanding Partnership REUs and transactions between Broadcom and the Partnership, which are accounted for as capital transactions. Refer to Note 9. “Shareholders’ Equity” and Note 10. “Partners’ Capital” for additional information.
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Limited and its consolidated subsidiaries, including Broadcom Cayman L.P. References to the “Partnership” mean Broadcom Cayman L.P. and its consolidated subsidiaries. Financial information and results of operations presented for the periods prior to February 1, 2016 relate to Avago, our predecessor, and relate to Broadcom and the Partnership for the periods after February 1, 2016.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ended October 30, 2016, or fiscal year 2016, was a 52-week fiscal year. The first quarter of our fiscal year 2016 ended on January 31, 2016, the second quarter ended on May 1, 2016 and the third quarter ended on July 31, 2016. Our fiscal year ended November 1, 2015, or fiscal year 2015 and our fiscal year ended November 2, 2014, or fiscal year 2014 were also 52-week fiscal years.

As a result of Broadcom’s controlling interest in the Partnership, we consolidate the financial results of the Partnership and present a noncontrolling interest for the portion of the Partnership we do not own in our consolidated financial statements. Net loss attributable to noncontrolling interest in the consolidated statements of operations represents the portion of loss attributable to the economic interest in the Partnership owned by the Limited Partners.
The accompanying consolidated financial statements include the results of operations of BRCM and other acquisitions commencing as of their respective acquisition dates.
2. Summary of Significant Accounting Policies
Our consolidated financial statements include the accounts of Broadcom and the Partnership, respectively, and their subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Foreign currency remeasurement.  We operate in a U.S. dollar functional currency environment. As such, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary items such as inventory and property, plant and equipment, which are remeasured at historical exchange rates. The effects of foreign currency remeasurement were not material for any period presented.
Use of estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
Cash and cash equivalents and short-term investments.  We consider all highly liquid investment securities with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase.
Trade accounts receivable, net.  Trade accounts receivable are recognized at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer-specific experience and the aging of such receivables, among other factors. Allowances for doubtful accounts were $9 million and $3 million as of October 30, 2016 and November 1, 2015, respectively. Accounts receivable are also recognized net of sales returns and distributor credit allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned. Allowances for sales returns and distributor credit allowances at October 30, 2016 and November 1, 2015 were $283 million and $72 million, respectively.
Concentrations of credit risk and significant customers.  Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located both within and outside the U.S. We mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
Concentration of other risks.  The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, timely implementation of new manufacturing technologies, ability to safeguard patents and other intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. We are exposed to the risk of obsolescence of our inventory depending on the mix of future business.
Inventory.  We value our inventory at the lower of the actual cost of the inventory or the current estimated market value of the inventory, with cost being determined under the first-in, first-out method. We record a provision for excess and obsolete inventory based primarily on our forecast of product demand and production requirements. The excess balance determined by this analysis becomes the basis for our excess inventory charge and the written-down value of the inventory becomes its new cost basis.
Retirement benefits. Post-retirement benefit plan assets and liabilities are estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining the value of our post-retirement net assets, including the number of employees that we expect to receive benefits and other actuarial assumptions.

For defined benefit pension plans, we consider various factors in determining our respective pension liabilities and net periodic benefit costs, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of the pension plans differ from our current assumptions, the benefit obligations may be over- or under-valued.
The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. The assumptions discussed below are for the U.S. retirement benefit plans. For the non-U.S. plans, we chose assumptions specific to each country.
The U.S. discount rates are based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high-quality corporate bond yields. We base the salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.
Derivative instruments.  We are subject to foreign currency risks for transactions denominated in foreign currencies, primarily the Singapore Dollar, Malaysian Ringgit, Euro, Japanese Yen and Indian Rupee. Therefore, we enter into foreign exchange forward contracts to manage financial exposures resulting from the changes in the exchange rates of these foreign currencies. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and forecasted revenue and expense transactions that are denominated in currencies other than the functional currency of the subsidiary which has the exposure. We exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; our hedging contracts generally mature within three months. We do not use derivative financial instruments for speculative or trading purposes.
We designate our forward contracts as either cash flow or fair value hedges. All derivatives are recognized on the consolidated balance sheets at their fair values based on Level 2 inputs as defined in the fair value hierarchy. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the instruments are recognized in income in the current period. Such hedges are recognized in net income (loss) and are offset by the changes in fair value of the underlying assets or liabilities being hedged. For derivative instruments that are designated and qualify as cash flow hedges, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss), a component of shareholders’ equity. These amounts are then reclassified and recognized in net income (loss) when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in net income (loss) in the current period, which have not been material to date. Changes in the value of derivative instruments not designated as hedges are recognized in other income, net, in our consolidated statements of operations.
Property, plant and equipment.  Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized, and maintenance, repairs and minor renewals are expensed as incurred. Assets are held in construction in progress until placed in service, upon which date, we begin to depreciate these assets. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our property, plant and equipment balances and the resulting gain or loss is reflected in the consolidated statements of operations. Buildings and leasehold improvements are generally depreciated over 15 to 40 years, or over the lease period, whichever is shorter, and machinery and equipment are generally depreciated over three to ten years. We use the straight-line method of depreciation for all property, plant and equipment.
Fair value measurement.  Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include cash equivalents, banker's acceptances, trading securities investments and investment funds (i.e., deferred compensation plan assets). We measure trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. Quantitative information for Level 3 assets and liabilities reviewed at each reporting period includes indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee's ability to continue as a going concern.
Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products, and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill.  Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. To review for impairment we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit. The implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.
Long-lived assets. Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the periods during which the intangible assets are expected to contribute to our cash flows. Purchased in-process research and development, or IPR&D, projects are capitalized at fair value as an indefinite lived intangible asset and assessed for impairment thereafter. Upon completion of each underlying project, IPR&D assets are reclassified as an amortizable purchased intangible asset and amortized over their estimated useful lives. If an IPR&D project is abandoned, we recognize the carrying value of the related intangible asset in our consolidated statements of operations in the period it is abandoned. On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, and property, plant and equipment, may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and the estimated fair value.
Warranty.  We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of the products requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated.
Revenue recognition.  We recognize revenue related to sales of our products, net of trade discounts and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title and risk of loss have transferred, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. We consider the price to be determinable when the price is not subject to refund or adjustments or when any such adjustments can be estimated. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances. We recognize revenue from sales of our products to distributors upon delivery of product to the distributors. An allowance for distributor credits covering price adjustments is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates. We also record reductions of revenue for rebates, in the same period that the related revenue is recorded. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus, the reversal of unclaimed rebates may have a positive impact on our net revenue and results of operations in subsequent periods.
We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion or delivery of services. As we retain the intellectual property generated from these development agreements, costs related to these arrangements are included in research and development expense.
We recognize revenue from the sales and licensing of our intellectual property when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. Revenue from guaranteed royalty streams are recognized when paid, or collection is reasonably assured and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the sales price is determinable, provided that all other criteria have been met.
Research and development.  Research and development expense consists primarily of personnel costs for our engineers and third parties engaged in the design and development of our products, software and technologies, including salary, bonus and share-based compensation expense, project material costs, services and depreciation. Such costs are charged to research and development expense as they are incurred.
Share-based compensation expense.  We recognize compensation expense for time-based share options and employee share purchase plan rights based on the estimated grant-date fair value method required under the applicable authoritative guidance using the Black-Scholes valuation model with a straight-line amortization method. We recognize compensation expense for time-based restricted share units, or RSUs, using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of Broadcom ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on Broadcom ordinary shares prior to vesting.
Certain equity awards granted included both service and market conditions. The fair value of market-based awards was estimated on the date of grant using the Monte Carlo simulation technique. Assumptions utilized in the Monte Carlo simulation model follow the same methodology as our time-based option awards. Compensation expense for market-based awards is amortized based upon a graded vesting method over the service period.
Since the applicable authoritative guidance requires share-based compensation expense to be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
We recognize a benefit from share-based compensation in shareholders' equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.

Shipping and handling costs.  Our shipping and handling costs charged to customers are included in net revenue and the associated expense is included in cost of products sold in the consolidated statements of operations for all periods presented.
Advertising.  Advertising costs are expensed as incurred and included within selling, general and administrative expense. Advertising costs were not material for fiscal years 2016, 2015 or 2014.
Litigation and settlement cost. We are involved in legal actions and other matters arising in our recent business acquisitions and in the normal course of business. We recognize an estimated loss contingency when the outcome is probable prior to issuance of the consolidated financial statements and we are able to reasonably estimate the amount or range of any possible loss.
Taxes on income.  We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. If we determine that we are able to realize our deferred income tax assets in the future in excess of their net carrying values, we adjust the valuation allowance and reduce the provision for income taxes. Likewise, if we determine that we are not be able to realize all or part of our net deferred tax assets, we increase the provision for income taxes in the period such determination is made.
We account for uncertainty in income taxes in accordance with the applicable accounting guidance on income taxes. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
Earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares by the weighted-average number of Broadcom ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to ordinary shares and, if the Partnership REUs are dilutive, net income (loss) attributable to noncontrolling interest by the weighted-average number of Broadcom ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money share options, RSUs and employee share purchase rights under the Amended and Restated Broadcom Limited Employee Share Purchase Plan, or ESPP (together referred to as equity awards) and the 2.0% Convertible Senior Notes due 2021 issued by Avago, or the Convertible Notes.
The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares.
The dilutive effect of the Convertible Notes was calculated using the treasury stock method based on our assumption that the Convertible Notes would be settled in cash. The treasury stock method assumed that the carrying value of the Convertible Notes represented proceeds, since settlement of the Convertible Notes tendered for conversion could be settled with cash, ordinary shares or a combination of both at our option.
The dilutive effect of the Partnership REUs is calculated using the if-converted method. The if-converted method assumes that the Partnership REUs were converted at the beginning of the reporting period.
Reclassifications. Certain reclassifications have been made to the prior period consolidated balance sheet and consolidated statements of cash flows. These reclassifications have no impact on the previously reported net assets or net cash activities.
Recently Adopted Accounting Guidance
In November 2015, the Financial Accounting Standards Board, or FASB, issued guidance that simplifies the presentation of deferred tax assets and liabilities in a classified balance sheet. This guidance eliminates the requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, all deferred tax assets and liabilities are classified as non-current. We adopted this guidance during the first quarter of fiscal year 2016 on a prospective basis. The adoption resulted in $116 million of net current deferred tax assets being reclassified from other current assets to other long-term assets on our January 31, 2016 condensed consolidated balance sheet.

In April 2015, the FASB amended the guidance related to the financial statement presentation of debt issuance costs. The guidance requires certain debt issuance costs to be presented on the balance sheet as a direct reduction to the carrying amount of debt, consistent with debt discounts or premiums. In August 2015, the FASB further clarified that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. We early-adopted this guidance during the fiscal quarter ended May 1, 2016, and applied its provisions retrospectively, as required. The adoption resulted in $13 million of other current assets and $64 million of other long-term assets being reclassified to long-term debt on our consolidated balance sheet as of November 1, 2015.
In May 2015, the FASB amended the guidance related to the fair value hierarchy. This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value, or NAV, per share practical expedient. In addition, this guidance eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, and instead limits the disclosure to those investments for which the entity has elected to measure fair value using the NAV practical expedient. We early adopted this guidance on a retrospective basis in fiscal year 2016. The adoption of this authoritative guidance changed the presentation of our disclosures for applicable investments in Note 7. “Retirement Plans and Post-Retirement Benefits.”
Recent Accounting Guidance Not Yet Adopted
In October 2016, the FASB issued updated guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for the first quarter of our fiscal year 2018; however, early adoption is permitted. The adoption of this guidance will increase our income tax provision for periods in which we perform intra-entity transfers.
In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. This guidance will be effective for the first quarter of our fiscal year 2019; however, early adoption is permitted. We will present our statement of cash flows in accordance with this guidance for transactions occurring subsequent to adoption.
In March 2016, the FASB issued guidance that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance will be effective for the first quarter of our fiscal year 2018; however, early adoption is permitted. We are currently planning to early adopt this guidance in the first quarter of fiscal year 2017 and we are evaluating the impact that this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued guidance related to the accounting for leases, which among other things, requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. This guidance will be effective for the first quarter of our fiscal year 2020. The new guidance is required to be applied using a modified retrospective approach. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In September 2015, the FASB issued guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance will be effective for the first quarter of our fiscal year 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In August 2015, the FASB deferred the effective date of the guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance will be effective for the first quarter of our fiscal year 2019. Early adoption is permitted, but not before the first quarter of our fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In addition, in 2016, the FASB issued amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property, and narrow-scope improvements and practical expedients. We have not yet selected a transition method and are currently evaluating the impact of this guidance on our consolidated financial statements.
In April 2015, the FASB issued guidance to determine whether a cloud computing arrangement includes software. If a cloud computing arrangement includes software, the customer should account for the software element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include software, the customer should account for the arrangement as a service contract. The new guidance does not change the customer’s accounting for service contracts. This guidance will be effective for us in the first quarter of our fiscal year 2017 and will be applied on a prospective basis for all arrangements entered into or materially modified after the effective date. Upon adoption, cash paid for cloud computing arrangements that include software will be classified as an investing activity on our statement of cash flows.

3. Acquisitions
Acquisition of Broadcom Corporation
The Broadcom Merger closed on February 1, 2016, or the Acquisition Date, pursuant to the terms of the Broadcom Agreement. The aggregate consideration for the Broadcom Merger, which consisted of both cash and equity consideration, was approximately $28,758 million, net of cash acquired.
We funded the cash portion of the Broadcom Merger with the net proceeds from the issuance of the 2016 Term Loans, as defined and discussed in further detail in Note 8. “Borrowings,” as well as cash on hand of the combined companies.
BRCM was a leader in semiconductor solutions for wired and wireless communications and provided a broad portfolio of highly-integrated system-on-a-chip solutions that seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We acquired BRCM to position us as a global diversified leader in wired and wireless communication semiconductors and to deepen our broad portfolios, and to enable us to better address the evolving needs of customers across the wired and wireless end markets.
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
Broadcom issued 112 million ordinary shares and the Partnership issued 23 million Partnership REUs, all of which are valued and presented in the above table, to former BRCM shareholders in the Broadcom Merger. Broadcom also assumed unvested RSUs originally granted by BRCM and converted them into 6 million of Broadcom RSUs. The portion of the fair value of partially vested assumed RSUs associated with prior service of BRCM employees represented a component of the total consideration, as presented above, and was valued based on Broadcom’s ordinary share price as of the Acquisition Date.
We allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. During the fourth quarter of fiscal year 2016, we made adjustments to certain tax balances, resulting in a $52 million decrease in goodwill. As additional information becomes available, such as finalization of the estimated fair value of tax related items, we may further revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed.

Our preliminary allocation of the total purchase price, net of cash acquired, is as follows (in millions):

Estimated Fair Value
Trade accounts receivable	$669
Inventory	1,853
Assets held-for-sale	833
Other current assets	194
Property, plant and equipment	889
Goodwill	23,024
Intangible assets	14,808
Other long-term assets	121
Total assets acquired	42,391
Accounts payable	(559)
Employee compensation and benefits	(104)
Current portion of long-term debt	(1,475)
Other current liabilities	(791)
Long-term debt	(139)
Other long-term liabilities	(10,565)
Total liabilities assumed	(13,633)
Fair value of net assets acquired	$28,758
Goodwill was primarily attributable to the assembled workforce, anticipated synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Broadcom Merger. Goodwill is not expected to be deductible for tax purposes.
The assets held-for-sale represented those BRCM businesses that were not aligned with our strategic objectives. The sales of these businesses are discussed in Note 4. “Supplemental Financial Information.”
Our results of continuing operations for fiscal year 2016 include $6,993 million of net revenue attributable to BRCM. It is impracticable to determine the effect on net income attributable to BRCM for fiscal year 2016 as we immediately integrated BRCM into our ongoing operations. Transaction costs of $42 million incurred in connection with the Broadcom Merger are included in selling, general and administrative expense in the consolidated statements of operations for fiscal year 2016.
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
The fair value of IPR&D was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Acquisition Date.
The following table summarizes the details of IPR&D by category as of the Acquisition Date ($ in millions):

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (by fiscal year)
Set-top box solutions	$90	56%	$90	2016 - 2017
Broadband carrier access solutions	$390	34%	$376	2016 - 2018
Carrier switch solutions	$270	51%	$255	2016 - 2019
Compute and connectivity solutions	$170	61%	$136	2016 - 2018
Physical layer product solutions	$190	51%	$71	2016 - 2019
Wireless connectivity combo solutions	$770	57%	$364	2016 - 2018
Touch controllers	$70	39%	$21	2016 - 2017
Discount rates of 14% and 16% were applied to the projected cash flows to reflect the risk related to these wired and wireless IPR&D projects, respectively. These discount rates represent a premium of 2% over the respective wired and wireless weighted-average cost of capital to reflect the higher risk and uncertainty of the cash flows for IPR&D relative to the overall businesses.
Subsequent to the Acquisition Date, $411 million of acquired IPR&D was written-off to restructuring, impairment and disposal charges, as we will no longer develop and invest in these projects. The majority of these abandoned IPR&D projects were included in the wireless connectivity combo and broadband carrier access solutions above.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if BRCM had been acquired as of the beginning of fiscal year 2015. The unaudited pro forma financial information for fiscal years 2016 and 2015 combined the historical results of Avago for the fiscal quarter ended January 31, 2016 and the fiscal year ended November 1, 2015 and the historical results of BRCM for the three months ended December 31, 2015 and the twelve months ended September 30, 2015, representing BRCM’s previous reporting periods prior to the Acquisition Date, and the historical results of Broadcom for the fiscal quarters ended May 1, 2016, July 31, 2016 and October 30, 2016. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and transaction costs. For fiscal year 2015, non-recurring pro forma adjustments directly attributable to the Broadcom Merger included (i) the purchase accounting effect of inventory acquired of $1,185 million, (ii) the write-off of debt issuance costs of $141 million in connection with the repayment of certain borrowings, (iii) acquisition costs of $60 million and (iv) BRCM interest expense of $34 million. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year
	2016	2015
Pro forma net revenue	$15,281	$15,296
Pro forma net loss from continuing operations	$(1,255)	$(433)
Pro forma net loss	$(1,367)	$(460)
Pro forma net loss attributable to ordinary shares	$(1,291)	$(435)
Pro forma loss per share attributable to ordinary shares - basic and diluted	$(3.53)	$(1.16)
Other Acquisitions
We completed additional acquisitions in 2016, 2015 and 2014 to enhance our competitive positions. In addition to BRCM, we completed three immaterial acquisitions in 2016. On May 5, 2015, we acquired Emulex Corporation, or Emulex, a leader in network connectivity, monitoring and management. We acquired Emulex to broaden our portfolios to better serve the enterprise storage end market. On May 6, 2014, we acquired LSI Corporation, or LSI, a company that provides high-performance storage and networking semiconductors used in hard disk drives, solid state drives, communication systems, computer servers, storage systems and personal computers. We acquired LSI to enhance our competitive position in the enterprise storage market to expand Broadcom's product offerings and to provide us with system-level expertise in the wired infrastructure market. On August 12, 2014, we acquired PLX Technology, Inc. or PLX, a provider of peripheral component interconnect express, or PCIe, semiconductor and software connectivity solutions. We acquired PLX to broaden our portfolio to better serve the enterprise storage and networking end markets.
The consolidated financial statements include the results of operations of Emulex, LSI, PLX and other acquisitions commencing as of their respective acquisition dates.
Total consideration for each the acquisitions consisted of the following (in millions):

	Fiscal Year of Acquisition
	2015	2014	2014
	Emulex	LSI	PLX
Cash paid to stockholders	$582	$6,344	$299
Cash paid for options and restricted stock units	—	154	9
Fair value of partially vested assumed equity awards	5	20	—
Total purchase price	587	6,518	308
Less: cash acquired	188	854	11
Total purchase price, net of cash acquired	$399	$5,664	$297
In connection with the LSI and Emulex acquisitions, we assumed stock options and RSUs, originally granted by LSI and Emulex, and converted them into Avago share options and RSUs. The portion of the fair value of partially vested equity awards associated with prior service of acquired employees represents a component of the total consideration, as presented above. Stock options assumed were valued using the Black-Scholes option pricing model based on the exercise behavior of Avago's employees. RSUs were valued based on Avago’s share price as of the acquisition dates.
Acquisition related transaction costs such as legal, accounting and other related expense were presented primarily as a component of selling, general and administrative expense in our consolidated statements of operations. During fiscal years 2015 and 2014, we incurred $26 million and $35 million, respectively, in transaction costs related to acquisitions.
Our results of continuing operations for fiscal year 2015 include $181 million of net revenue attributable to Emulex after May 5, 2015 and our results of continuing operations for fiscal year 2014 include $1,050 million of net revenue attributable to LSI after May 6, 2014. It is impracticable to determine the effect on net income resulting from these acquisitions, as we immediately integrated these acquisitions into our ongoing operations.
For each of our acquisitions below, the allocation of the purchase price to tangible and identified intangible assets acquired was based on similar allocation and valuation methodologies as the BRCM acquisition. Goodwill was primarily attributable to the assembled workforce, anticipated synergies and economies of scale expected from the operations of the combined companies. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of these acquisitions. Goodwill is not expected to be deductible for tax purposes.

Our allocation of the purchase price for each of these acquisitions, net of cash acquired, is as follows (in millions):

	Fiscal Year of Acquisition
	2015	2014	2014
	Emulex	LSI	PLX
Trade accounts receivable	$50	$282	$12
Inventory	61	372	25
Assets held-for-sale	83	450	26
Other current assets	7	174	4
Property, plant and equipment	28	260	7
Goodwill	83	1,220	75
Intangible assets	388	3,865	191
Other long-term assets	14	178	—
Total assets acquired	714	6,801	340
Accounts payable	(36)	(207)	(5)
Employee compensation and benefits	(20)	(91)	(4)
Other current liabilities	(15)	(156)	(6)
Pension and post-retirement benefit obligations	—	(446)	—
Long-term debt	(178)	—	—
Other long-term liabilities	(66)	(237)	(28)
Total liabilities assumed	(315)	(1,137)	(43)
Fair value of net assets acquired	$399	$5,664	$297
The assets held-for-sale represented businesses that were not aligned with our strategic objectives. The sales of these businesses are discussed in Note 4. “Supplemental Financial Information.”
Intangible Assets
Identified intangible assets acquired consisted of the following (in millions):

	Fiscal Year of Acquisition
	2015	2014	2014	Estimated Useful Lives
	Emulex	LSI	PLX	(In years)
Developed technology	$227	$1,961	$118	4-10
Customer relationships	131	1,415	39	8-10
Order backlog	5	106	—	<1
Trade names	10	178	5	5-8
Other	—	13	—	3-8
Total identified finite-lived intangible assets	373	3,673	162
In-process research and development	15	192	29
Total identified intangible assets	$388	$3,865	$191

The following table summarizes the details of the IPR&D projects by acquisition ($ in millions):

Acquisition	Description	IPR&D	Discount Rate	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By fiscal year)
Emulex	Fibre Channel product	$7	24%	33%	$26	2016
Emulex	Ethernet product	$8	26%	48%	$7	2015
LSI	Serial attached small computer system interface controllers for enterprise storage systems	$97	15%	17%	$251	2016
LSI	High speed mix signal transceivers for enterprise and client hard disk drives storage systems - Gen2 and Gen3	$18	15%	63% and 25%	$34	2015 and 2017
PLX	ExpressFabric platform for PCIe solid state drives and extension of PCIe use	$29	21%	70%	$5	2015
In addition, $71 million of IPR&D was sold to Intel in connection with the sale of the LSI Axxia networking business, or Axxia, in November 2014.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for fiscal year 2014 as if LSI had been acquired as of the beginning of fiscal year 2013. The pro forma information excludes the results of operations of LSI's Flash business and Axxia and includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense and interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and transaction costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisitions actually occurred at the beginning of fiscal year 2013 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

Fiscal Year
2014
Pro forma net revenue	$5,277
Pro forma income from continuing operations	$533
Pro forma income per share attributable to Broadcom - basic	$2.12
Pro forma income per share attributable to Broadcom - diluted	$1.95
Pending Acquisition of Brocade Communications Systems, Inc.
On November 2, 2016, we entered into an Agreement and Plan of Merger, or Brocade Agreement, by and among Broadcom, BRCM, Brocade Communications Systems, Inc., a Delaware corporation, or Brocade, and Bobcat Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of BRCM, or Merger Sub. The Brocade Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brocade, or Brocade Merger, with Brocade as the surviving corporation. As a result of the Brocade Merger, Brocade will become an indirect subsidiary of Broadcom.
Under the Brocade Agreement, at the effective time of the Brocade Merger, each issued and outstanding share of Brocade common stock held by Brocade stockholders who perfect their appraisal rights with respect to the Brocade Merger will be converted into the right to receive $12.75 in cash, without interest. The Brocade Merger is currently valued at $5.5 billion plus $0.4 billion of net debt. We intend to finance the transaction with cash on hand from both companies and new debt financing.
We will also assume certain vested (to the extent not in-the-money) and all unvested Brocade stock options, restricted stock units and performance stock units held by continuing employees and service providers. All vested in-the-money Brocade stock options, after giving effect to any acceleration, and all other restricted stock units and performance stock units will be cashed out at the effective time of the Brocade Merger.
Brocade has made customary representations, warranties and covenants in the Brocade Agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. Each of Broadcom, BRCM and Merger Sub, collectively, the Broadcom Parties, also has made customary representations, warranties and covenants in the Brocade Agreement.

Consummation of the Brocade Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Brocade Agreement by Brocade stockholders, the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of regulatory clearance under certain other laws and the absence of certain pending governmental litigation with respect to the transactions contemplated by the Brocade Agreement.
Under the Brocade Agreement, Brocade has agreed to cooperate with us to facilitate the sale, disposition or other transfer of its IP Networking business, including its recently acquired Ruckus Wireless business. The consummation of the Brocade Merger is not conditioned on the divestiture of Brocade’s IP Networking business.
The Brocade Agreement contains certain termination rights for BRCM and Brocade, and further provides that, upon termination of the Brocade Agreement under certain specified circumstances, Brocade will be obligated to pay us a termination fee of $195 million.
We currently expect the Brocade Merger to close in the second half of our fiscal year 2017.
4. Supplemental Financial Information
Cash, Cash Equivalents and Short-Term Investments
Cash equivalents included $1,022 million and $490 million of time deposits as of October 30, 2016 and November 1, 2015, respectively. As of November 1, 2015, cash equivalents also included $100 million of money-market funds. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds approximates the carrying value and is determined using unadjusted prices in active, accessible markets for identical assets, and as such they are classified as Level 1 assets in the fair value hierarchy.
Inventory
Inventory consists of the following (in millions):

	October 30, 2016	November 1, 2015
Finished goods	$431	$177
Work-in-process	596	271
Raw materials	373	76
Total inventory	$1,400	$524
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	October 30, 2016	November 1, 2015
Land	$268	$37
Construction in progress	361	153
Buildings and leasehold improvements	534	419
Machinery and equipment	2,475	1,627
Total property, plant and equipment	3,638	2,236
Accumulated depreciation and amortization	(1,129)	(776)
Total property, plant and equipment, net	$2,509	$1,460
Depreciation expense was $402 million, $229 million and $164 million for fiscal years 2016, 2015 and 2014, respectively.
At October 30, 2016 and November 1, 2015, we had $159 million and $78 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the consolidated statements of cash flows in the period in which they are paid.

Accrued Rebate Activity
The following table summarizes activities related to accrued rebates included in other current liabilities on our consolidated balance sheets (in millions):

	Fiscal Year
	2016	2015
Beginning balance	$26	$31
Liabilities assumed in acquisitions	359	4
Charged as a reduction of revenue	461	37
Reversal of unclaimed rebates	(6)	(10)
Payments	(523)	(36)
Ending balance	$317	$26
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	October 30, 2016	November 1, 2015
Deferred tax liabilities	$10,287	$9
Unrecognized tax benefits (a)	893	317
Other	113	55
Total other long-term liabilities	$11,293	$381
________________________________
(a) Includes accrued interest and penalties.
Accumulated Other Comprehensive Loss
The change in accumulated other comprehensive loss was entirely related to defined benefit pension and post-retirement plans as follows (in millions):

	Fiscal Year
	2016	2015
Beginning balance	$(73)	$(50)
Changes in accumulated other comprehensive loss:
Other comprehensive loss before reclassifications	(99)	(37)
Amounts reclassified out of accumulated other comprehensive loss	4	1
Tax effects	34	13
Other comprehensive loss	(61)	(23)
Ending balance	$(134)	$(73)
Other Income, Net
Other income, net includes net realized gains on the sale of available-for-sale securities, realized and unrealized gains (losses) on trading securities, gains on the sale of cost method investments, gains (losses) on currency remeasurement, interest income and other miscellaneous items. The following table presents the detail of other income, net (in millions):

	Fiscal Year
	2016	2015	2014
Other income	$27	$35	$18
Interest income	10	8	6
Other expense	(27)	(7)	(10)
Other income, net	$10	$36	$14

Discontinued Operations
During fiscal year 2016, we sold certain BRCM businesses for $830 million. In addition, we sold the LSI Flash business and related assets to Seagate for $450 million in September 2014 and Axxia and related assets to Intel for $650 million in November 2014. We also sold the Emulex network visibility product business for an immaterial amount in October 2015. In connection with these sales, we provided transitional services to the buyers as short-term assistance in assuming the operations of the purchased businesses. We do not have any material continuing involvement with these businesses and have presented their results in discontinued operations.
The following table summarizes the selected financial information of discontinued operations (in millions):

	Fiscal Year
	2016	2015	2014
Net revenue	$103	$65	$161

Income (loss) from discontinued operations before gain (loss) on disposals and income taxes	$(216)	$1	$(86)
Gain (loss) on disposals of discontinued operations	42	(14)	18
Benefit from (provision for) income taxes	62	(14)	22
Loss from discontinued operations, net of income taxes	$(112)	$(27)	$(46)
The fiscal year 2016 gain on disposal of discontinued operations of $42 million primarily represents a gain on the sale of BRCM businesses. In addition, we recognized a $28 million loss on the sale of the Emulex network visibility product business and a $14 million gain on the sale of Axxia during fiscal year 2015 and an $18 million gain on the sale of the LSI Flash business during fiscal year 2014.
5. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total
Balance as of November 2, 2014	$292	$261	$907	$136	$1,596
Emulex acquisition	—	—	83	—	83
Reclassification of goodwill related to certain assets held-for-sale	(5)	—	—	—	(5)
Balance as of November 1, 2015	287	261	990	136	1,674
Broadcom Merger	17,354	5,670	—	—	23,024
Other acquisitions	—	21	11	8	40
Reclassification of goodwill related to certain assets held-for-sale	—	—	(6)	—	(6)
Balance as of October 30, 2016	$17,641	$5,952	$995	$144	$24,732
During fiscal year 2016, we made three immaterial acquisitions in addition to the Broadcom Merger.
During the fourth quarters of fiscal years 2016, 2015 and 2014, we completed our annual impairment assessments and we concluded that goodwill was not impaired in any of these years.

Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of October 30, 2016:
Purchased technology	$12,182	$(1,855)	$10,327
Customer and distributor relationships	4,231	(1,377)	2,854
Trade names	528	(77)	451
Other	107	(7)	100
Intangible assets subject to amortization	17,048	(3,316)	13,732
IPR&D	1,336	—	1,336
Total	$18,384	$(3,316)	$15,068

As of November 1, 2015:
Purchased technology	$2,918	$(1,165)	$1,753
Customer and distributor relationships	1,702	(459)	1,243
Trade names	178	(41)	137
Other	120	(101)	19
Intangible assets subject to amortization	4,918	(1,766)	3,152
IPR&D	125	—	125
Total	$5,043	$(1,766)	$3,277
Based on the amount of intangible assets subject to amortization at October 30, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year:
2017	$4,207
2018	2,825
2019	2,064
2020	1,694
2021	1,349
Thereafter	1,593
Total	$13,732
The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Amortizable intangible assets:	October 30, 2016	November 1, 2015
Purchased technology	6	7
Customer and distributor relationships	3	7
Trade name	14	6
Other	12	7

6. Earnings (Loss) Per Share
Broadcom
The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Fiscal Year
	2016	2015	2014
Numerator - Basic:
Income (loss) from continuing operations	$(1,749)	$1,391	$309
Less: Loss from continuing operations attributable to noncontrolling interest	(116)	—	—
Income (loss) from continuing operations attributable to ordinary shares	$(1,633)	$1,391	$309

Loss from discontinued operations, net of income taxes	$(112)	$(27)	$(46)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	(6)	—	—
Loss from discontinued operations, net of income taxes, attributable to ordinary shares	$(106)	$(27)	$(46)

Net income (loss) attributable to ordinary shares	$(1,739)	$1,364	$263

Numerator - Diluted:
Income (loss) from continuing operations	$(1,749)	$1,391	$309
Loss from discontinued operations, net of income taxes	(112)	(27)	(46)
Net income (loss)	$(1,861)	$1,364	$263

Denominator:
Weighted-average ordinary shares outstanding - basic	366	264	251
Dilutive effect of equity awards	—	9	8
Dilutive effect of Convertible Notes	—	8	8
Exchange of noncontrolling interest for ordinary shares	17	—	—
Weighted-average ordinary shares outstanding - diluted	383	281	267

Basic income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(4.46)	$5.27	$1.23
Loss per share from discontinued operations, net of income taxes	(0.29)	(0.10)	(0.18)
Net income (loss) per share	$(4.75)	$5.17	$1.05

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(4.57)	$4.95	$1.16
Loss per share from discontinued operations, net of income taxes	(0.29)	(0.10)	(0.17)
Net income (loss) per share	$(4.86)	$4.85	$0.99
Diluted shares outstanding include Broadcom ordinary shares issuable upon exchange of the Partnership REUs (refer to Note 10. “Partners’ Capital” for additional information) for fiscal year 2016, and ordinary shares issuable upon conversion of the Convertible Notes for fiscal years 2015 and 2014.
During fiscal year 2015, the Convertible Notes were converted in full and settled with a combination of cash and the issuance of 13.8 million Avago ordinary shares. The incremental Avago ordinary shares attributable to the conversion were a component of diluted shares for the period prior to settlement and a component of basic weighted-average shares outstanding subsequent to the conversion.

Diluted net income (loss) per share for fiscal years 2016 and 2014 excluded the potentially dilutive effect of weighted-average outstanding equity awards to acquire 12 million and 1 million ordinary shares, respectively. There were no material antidilutive equity awards for fiscal year 2015.
The Partnership
Income (loss) per unit for the Partnership is not required as its Common Units and Partnership REUs are not publicly traded.

7.	Retirement Plans and Post-Retirement Benefits
Pension and Post-Retirement Benefit Plans
Defined Benefit Plans.  The U.S. defined benefit pension plans include a management plan and a represented plan. Benefits under the management plan are provided under either an adjusted career-average-pay program or a cash-balance program. Benefits under the represented plan are based on a dollar-per-month formula. Benefit accruals under the management plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the represented plan. We also have a non-qualified supplemental pension plan in the United States that principally provides benefits based on compensation in excess of amounts that can be considered under the management plan. We also have pension plans covering certain non-U.S. employees.
Post-Retirement Benefit Plans.  Certain of our U.S. employees who were age 49 or younger on January 1, 2005 and who meet the retirement eligibility requirements as of their termination dates, may receive post-retirement medical benefits under our retiree medical account program.
Effective January 1, 2014, we amended our U.S. post-retirement medical benefit plan. The amendment affected active, eligible employees and had no impact on existing retirees. As a result of the amendment, employees who were previously eligible for a medical benefit spending account of $40,000 upon retirement received a cash settlement and have ceased to be eligible for post-retirement medical benefits under the program. For employees who were previously eligible for a medical benefit spending account of $55,000 upon retirement, we extended the maximum age to use, as retirees, the spending account to pay premiums for medical coverage from 65 to 75. Employees who were previously eligible for the traditional retiree medical plan upon retirement are no longer eligible to participate in such a plan and will, instead, only be eligible for an extended $55,000 retiree medical account program.
Our group life insurance plan offers post-retirement life insurance coverage for certain U.S. employees.
Non-U.S Retirement Benefit Plans.  In addition to the defined benefit plans for certain employees in Taiwan, Thailand, India, Japan, Korea, Israel, United Kingdom, France, Italy and Germany, other eligible employees outside of the United States receive retirement benefits under various defined contribution retirement plans. Eligibility is generally determined based on the terms of our plans and local statutory requirements.
Net Periodic Benefit Income
The following table summarizes the components of net periodic benefit income and the net actuarial loss recognized in other comprehensive loss for the periods presented (in millions):

	Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year
	2016	2015	2014	2016	2015	2014
Net periodic benefit income:
Service cost	$3	$3	$2	$—	$—	$—
Interest cost	59	61	32	3	3	2
Expected return on plan assets	(72)	(77)	(36)	(4)	(5)	(2)
Net actuarial (gain) loss and prior service cost	1	1	1	—	—	(1)
Curtailments	—	—	—	—	—	(1)
Settlements	3	—	—	—	—	(2)
Net periodic benefit income	$(6)	$(12)	$(1)	$(1)	$(2)	$(4)

Net actuarial loss	$88	$36	$59	$11	$1	$2

We expect to recognize $2 million of net actuarial losses in net periodic benefit income in fiscal year 2017 related to our defined benefit pension plans.
Funded Status
The funded status of the defined benefit pension plans and post-retirement benefit plans was as follows (in millions):

	Pension Benefits		Post-Retirement Benefits
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Change in plan assets:
Fair value of plan assets — beginning of period	$1,052	$1,128	$78	$78
Actual return on plan assets	64	6	1	1
Employer contributions	33	54	—	—
Payments from plan assets	(93)	(102)	(1)	(1)
Settlements	(11)	(34)	—	—
Plan assets acquired in acquisitions	5	—	—	—
Fair value of plan assets — end of period	$1,050	$1,052	$78	$78
Change in benefit obligations:
Benefit obligations — beginning of period	$1,511	$1,619	$69	$69
Service cost	3	3	—	—
Interest cost	59	61	3	3
Actuarial (gain) loss	80	(33)	8	(2)
Benefit payments	(93)	(102)	(1)	(1)
Settlements	(11)	(34)	—	—
Benefit obligations assumed in acquisitions	17	—	—	—
Foreign currency impact	—	(3)	—	—
Benefit obligations — end of period	$1,566	$1,511	$79	$69

Overfunded (underfunded) status of benefit obligations	$(516)	$(459)	$(1)	$9
The obligations for our defined benefit pension plans were as follows (in millions):
Plans with benefit obligations in excess of plan assets:

	Pension Benefits		Post-Retirement Benefits
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Projected benefit obligations	$1,565	$1,500	$—	$—
Accumulated benefit obligations	$1,557	$1,494	$16	$16
Fair value of plan assets	$1,048	$1,039	$—	$—
Plans with benefit obligations less than plan assets:

	Pension Benefits		Post-Retirement Benefits
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Projected benefit obligations	$1	$11	$—	$—
Accumulated benefit obligations	$1	$10	$63	$53
Fair value of plan assets	$2	$13	$78	$78
The fair value of pension plan assets at October 30, 2016 and November 1, 2015 included $21 million and $27 million, respectively, of assets for our non-U.S. pension plans. Contributions to our non-U.S. plans were $1 million for each of fiscal years 2016 and 2015.

The projected benefit obligations as of October 30, 2016 and November 1, 2015 included $118 million and $97 million, respectively, of obligations related to our non-U.S. plans. The accumulated benefit obligations as of October 30, 2016 and November 1, 2015 included $110 million and $91 million, respectively, related to our non-U.S. plans.
Amounts recognized on the consolidated balance sheets were as follows (in millions):

	Pension Benefits		Post-Retirement Benefits
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Other long-term assets	$1	$2	$15	$25
Employee compensation and benefits	$1	$1	$1	$1
Pension and post-retirement benefit obligations	$516	$460	$15	$15
Amounts recognized in accumulated other comprehensive loss, net of taxes:
Actuarial losses and prior service costs, net of taxes	$(126)	$(72)	$(8)	$(1)
We currently expect to make contributions of $37 million to our defined benefit pension plans in fiscal year 2017. We do not expect to make any contributions to our post-retirement medical benefit plans in fiscal year 2017. As of October 30, 2016, expected payments from our benefit plans over the next 10 fiscal years are as follows (in millions):

	Pension Benefits	Post-Retirement Benefits
2017	$92	$3
2018	$91	$3
2019	$92	$3
2020	$91	$3
2021	$90	$3
2022-2026	$450	$19
Defined Benefit Plan Investment Policy
Plan assets of the funded defined benefit pension plans are invested in funds held by third-party fund managers or are deposited into government-managed accounts in which we have no active involvement in and no control over investment strategy, other than establishing broad investment guidelines and parameters. The plan assets held by third-parties consist primarily of equities, fixed income funds and commingled funds. The fund managers monitor the fund’s asset allocation within the guidelines established by our plan’s investment committee. In line with plan investment objectives and consultation with our management, our investment committee set an allocation benchmark among equity, bond and other assets based on the relative weighting of overall non-U.S. market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) to limit the risk of the assets failing to meet the long-term liabilities of the plan, and 3) to minimize the long-term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the investment committee and is based on actual returns achieved by the fund manager relative to its benchmark.
For the defined benefit pension plans, the investment strategy for the U.S. plans is to allocate assets in a manner that seeks both to maximize the safety of promised benefits and to minimize the cost of funding those benefits. We direct the overall portfolio allocation and use a third-party investment consultant that has discretion to structure portfolios and select the investment managers within those allocation parameters. Multiple investment managers are utilized, including both active and passive management approaches. The plan assets are diversified across different asset classes and investment styles, and those assets are periodically rebalanced toward asset allocation targets.
The target asset allocation for U.S. plans reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plans. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The equity investment target allocation is equally divided between U.S. and non-U.S. securities. The fixed-income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

Our defined benefit pension plans' weighted-average asset allocations by category were as follows:

	Defined Benefit Pension Plans
	October 30, 2016		November 1, 2015
	Actual	Target	Actual	Target
Equity investments	33%	40%	33%	40%
Fixed income	67	55	67	55
Real estate	—	5	—	5
Total	100%	100%	100%	100%
Fair Value Measurement of Plan Assets
The following tables present the fair value of plan assets by major category using the same three-level hierarchy described in Note 2. "Summary of Significant Accounting Policies" (in millions):

	October 30, 2016
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Level 3	Total
Cash equivalents	$38	(a)	$—		$—	$38
Equity securities:
U.S. equity securities	155	(b)	—		—	155
Non-U.S. equity securities	72	(b)	—		—	72
Fixed-income securities:
U.S. treasuries	—		39	(c)	—	39
Corporate bonds	—		393	(c)	—	393
Asset-backed and mortgage-backed securities	—		3	(c)	—	3
Agency-backed bonds	—		3	(c)	—	3
Municipal bonds	—		25	(c)	—	25
Government bonds	—		11	(c)	—	11
Total assets measured at fair value	$265		$474		$—	739
Other types of investments:
Commingled funds - equities valued at NAV						116	(d)
Commingled funds - bonds valued at NAV						195	(e)
Total plan assets						$1,050

	November 1, 2015
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Level 3	Total
Cash equivalents	$23	(a)	$—		$—	$23
Equity securities:
U.S. equity securities	132	(b)	—		—	132
Non-U.S. equity securities	73	(b)	—		—	73
Fixed-income securities:
U.S. treasuries	—		24	(c)	—	24
Corporate bonds	—		410	(c)	—	410
Asset-backed and mortgage-backed securities	—		6	(c)	—	6
Agency-backed bonds	—		2	(c)	—	2
Municipal bonds	—		25	(c)	—	25
Government bonds	—		23	(c)	—	23
Total assets measured at fair value	$228		$490		$—	718
Other types of investments:
Commingled funds - equities valued at NAV						141	(d)
Commingled funds - bonds valued at NAV						193	(e)
Total plan assets						$1,052
_________________________________

a)	Cash equivalents primarily include short-term investment funds which consist of short-term money market instruments that are valued based on quoted prices in active markets.

b)	These U.S. equity securities and non-U.S. equity securities are valued based on quoted prices in active markets.

c)
These amounts consist of investments that are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

d)
These amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, or SEC, with underlying investments primarily in publicly traded U.S. and non-U.S. equity securities, including securities with small and large market capitalization.

e)	These amounts consist of investments in funds not registered with the SEC with underlying investments primarily in Treasury Inflation-Protected Securities and high-yield bonds.
Post-Retirement Benefit Plan Investment Policy
Our overall investment strategy for the group life insurance plan is to allocate assets in a manner that seeks to both maximize the safety of promised benefits and minimize the cost of funding those benefits. The target asset allocation for plan assets reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. We set the overall portfolio allocation and use an investment manager that directs the investment of funds consistent with that allocation. The investment manager invests the plan assets in index funds that it manages.
The fair value of plan assets by category was as follows:

	October 30, 2016		November 1, 2015
	Actual	Target	Actual	Target
Commingled funds - U.S. equities	20%	20%	21%	20%
Commingled funds - Non-U.S. equities	20	20	21	20
Commingled funds - bonds	60	60	58	60
Total	100%	100%	100%	100%

Assumptions
The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the table below. The expected long-term return on assets shown in the table below represents an estimate of long-term returns on investment portfolios primarily consisting of combinations of debt, equity and other investments, depending on the plan. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect the pension and post-retirement funds to be invested. Discount rates reflect the current rate at which defined benefit and post-retirement benefit obligations could be settled based on the measurement dates of the plans, which in each case is our fiscal year end. The range of assumptions that are used for defined benefit pension plans reflects the different economic environments within various countries.

	Assumptions for Benefit Obligations as of		Assumptions for Expense Fiscal Year
	October 30, 2016	November 1, 2015	2016	2015	2014
Defined benefit pension plans:
Discount rate	0.50%-7.00%	0.75%-7.75%	0.75%-7.75%	1.00%-4.10%	1.00%-4.75%
Average increase in compensation levels	2.00%-9.16%	2.50%-11.72%	2.50%-11.72%	2.50%-6.00%	2.50%-6.00%
Expected long-term return on assets	N/A	N/A	1.50%-9.00%	1.50%-7.30%	1.50%-7.30%

	Assumptions for Benefit Obligations as of		Assumptions for Expense Fiscal Year
	October 30, 2016	November 1, 2015	2016	2015	2014
Post-retirement benefits plan:
Discount rate	3.30%-3.90%	3.90%-4.50%	3.90%-4.50%	3.80%-4.40%	4.25%-4.60%
Average increase in compensation levels	3.50%	3.50%	3.50%	3.50%	3.50%
Expected long-term return on assets	N/A	N/A	5.10%	5.40%	5.40%
Current medical cost trend rate	7.33%	7.67%	7.67%	8.00%	8.33%
Ultimate medical cost trend rate	3.50%	3.50%	3.50%	3.50%	3.50%
Medical cost trend rate decreases to ultimate trend rate in year	2031	2031	2031	2031	2031
Changes in the assumed health care cost trend rates could have a significant effect on the amounts reported for the U.S. post-retirement medical benefit plans. A one percentage point change in the assumed healthcare cost trend rates for fiscal year 2016 would have the following effects:

	1% Increase	1% Decrease
Effect on U.S. post-retirement benefit obligation (in millions)	$1	$(1)
Percentage effect on U.S. post-retirement benefit obligation	2%	(2)%
The effect of a one percentage point increase or decrease in our healthcare cost trend rates on the service and interest cost components of the net periodic benefit cost would have been immaterial.
401(k) Defined Contribution Plans
Our eligible U.S. employees participate in company-sponsored 401(k) plans. Under these plans, we provide matching contributions to employees up to 6% of their eligible earnings. All matching contributions vest immediately. During fiscal years 2016, 2015 and 2014, we made contributions of $43 million, $26 million and $18 million, respectively, to the 401(k) plans.
8. Borrowings
2016 Term Loans and Revolving Credit Facility
In connection with the completion of the Broadcom Merger, on February 1, 2016, three Broadcom subsidiaries, together with a group of lenders, including Bank of America, N.A., as the administrative agent and collateral agent, entered into a collateralized credit agreement, or the 2016 Credit Agreement, which originally provided for a Term A loan facility in the aggregate principal amount of $4,400 million, or the Term A Loan, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or the Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, equivalent to $978 million as of February 1, 2016, or the Term B-1 Euro Loan, a Term B-2 loan facility in the aggregate principal amount of $500 million, or the Term B-2 Loan, and together with the Term A Loan, Term B-1 Loan, and Term B-1 Euro Loan, referred to as the 2016 Term Loans. The 2016 Credit Agreement also provides for a revolving credit facility, or the 2016 Revolving Credit Facility, that permits us to borrow from time to time in an aggregate principal amount of up to $500 million for working capital and other corporate purposes, including swingline loans of up to $150 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the 2016 Revolving Credit Facility on a dollar for dollar basis. Our obligations under the 2016 Credit Agreement are guaranteed by certain of our subsidiaries, or the Guarantors, and are collateralized, subject to certain exceptions, by substantially all of the assets of each Guarantor. The 2016 Term Loans were fully drawn at the time of, and the proceeds used to fund, in part, the completion of the Broadcom Merger.
The 2016 Term Loan borrowings under the 2016 Credit Agreement on February 1, 2016 principally represented a modification of debt and a partial extinguishment of debt outstanding under the 2014 Credit Agreement as defined below. Unamortized debt issuance costs and debt discount from the 2014 Credit Agreement related to the modification will be amortized over the term of the 2016 Credit Agreement. We recognized $106 million of third-party financing costs related to the 2016 Credit Agreement immediately in interest expense in connection with the modification of debt. We also recognized a $34 million loss on extinguishment of debt.
During fiscal year 2016, we made a principal prepayment totaling $610 million on the Term B-1 Loan and fully repaid the €900 million Term B-1 Euro Loan. We also fully repaid the $500 million Term B-2 Loan, which was partially funded with $325 million of additional Term A Loan borrowings incurred pursuant to an incremental amendment to the 2016 Credit Agreement. As a result, during fiscal year 2016 we wrote-off $40 million of debt issuance costs, which were included in loss on extinguishment of debt in the consolidated statements of operations.
Amendment to 2016 Credit Agreement
On August 2, 2016, three Broadcom subsidiaries, together with a group of lenders, including Bank of America, N.A., as the administrative agent and collateral agent, entered into three amendments to the 2016 Credit Agreement, referred to as the August 2016 Amendments. These amendments were: (i) the Second Incremental Term A Facility Amendment, pursuant to which we incurred an additional $2,994 million of Term A Loans, which were used to repay (x) $2,521 million of outstanding Term B-1 Loans and (y) $473 million of outstanding Term A Loan by certain non-continuing lenders; (ii) the First Amendment pursuant to which we (x) incurred $6,595 million of new Term B-3 loans, which were used to repay all of the then outstanding Term B-1 Loan, and (y) reduced the applicable margins on the Term B-3 Loans; and (iii) the Second Amendment pursuant to which the Term A Loan and 2016 Revolving Credit Facility lenders agreed to certain changes to the 2016 Credit Agreement to increase our operating flexibility, including the automatic release of all collateral securing the 2016 Term Loans upon (x) repayment of all outstanding Term B-3 Loans and (y) our achievement of the specified investment grade ratings. The Term A Loans incurred in August 2016 have the same terms as the existing Term A Loans. The Term B-3 Loan matures on February 1, 2023 (the same date as the prior Term B-1 Loan). As a result of the August 2016 Amendments, we wrote-off $49 million of debt issuance costs, which were included in loss on extinguishment of debt in the consolidated statements of operations.
The 2016 Credit Agreement includes (i) a financial covenant that requires a first lien leverage ratio of less than 3.9:1; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate with and into other persons, pay dividends or make other distributions on, redeem or repurchase shares or make other restricted payments, make acquisitions and investments and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. We were in compliance with all of the covenants described in the 2016 Credit Agreement as of October 30, 2016. In addition, subject to certain conditions and availability of commitments, we have the ability to increase the aggregate 2016 Term Loans and/or 2016 Revolving Credit Facility. The 2016 Term Loans under the 2016 Credit Agreement bear interest at floating rates.
As of October 30, 2016, there were no borrowings outstanding under the 2016 Revolving Credit Facility or any material outstanding letters of credit. As of October 30, 2016, the unamortized debt issuance costs related to the 2016 Revolving Credit Facility were $9 million and were included in other long-term assets on the consolidated balance sheet.
During fiscal year 2016, the accretion of discount and amortization of debt issuance costs related to the 2016 Term Loans and 2016 Revolving Credit Facility was $32 million and was included in interest expense in the consolidated statements of operations.

The following table presents the details of the 2016 Term Loans:

	October 30, 2016
	Interest Rate	Applicable Margins†	Effective Interest Rate	Amount (In millions)
Term A Loan due February 2021	2.28%	Variable based on applicable credit rating.	2.52%	$7,090
Term B-3 Loan due February 2023	3.53%	Eurocurrency Loans: 3.0%, Base Rate Loans: 2.0%. No LIBOR floor. (a)	3.84%	6,578
Unaccreted discount and unamortized debt issuance costs				(165)
Carrying value of 2016 Term Loans				$13,503
_________________________________
† All capitalized terms are as defined in the 2016 Credit Agreement.
(a) Margins are subject to a step-down adjustment of 0.25% upon achievement of a total net leverage ratio of less than or equal to 1.50:1.00.
Senior Notes
As a result of the Broadcom Merger, we assumed $1,614 million of BRCM’s outstanding senior unsecured notes, or the Senior Notes, at fair value on the Acquisition Date. During fiscal year 2016, we tendered for and repaid $1,475 million of the Senior Notes. The following table presents the details of the Senior Notes:

	October 30, 2016
	Interest Rate	Effective Interest Rate	Amount (In millions)
Fixed rate notes due November 2018	2.70%	2.70%	$117
Fixed rate notes due August 2022 - August 2034	2.50% - 4.50%	2.50% - 4.50%	22
Carrying value of Senior Notes			$139
2014 Term Loans and Revolving Credit Facility
During fiscal year 2014, certain of Avago’s subsidiaries entered into a collateralized credit agreement with the lenders named therein, or the 2014 Credit Agreement. The 2014 Credit Agreement provided for a term loan facility of $4,600 million, or the 2014 Term Loans, and a revolving credit facility, or the 2014 Revolving Credit Facility, which permitted certain of Avago’s subsidiaries to borrow up to $500 million.
Simultaneously with entering into the 2016 Credit Agreement, we repaid in full the amounts outstanding under the 2014 Credit Agreement and terminated the 2014 Credit Agreement.
Amortization of debt issuance costs related to the 2014 Term Loans and 2014 Revolving Credit Facility was $4 million, $16 million and $9 million fiscal years 2016, 2015 and 2014, respectively, and was included in interest expense in the consolidated statements of operations.
Convertible Senior Notes
In connection with the LSI acquisition on May 6, 2014, Avago completed a private placement of $1 billion in aggregate principal amount of the Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers. The Convertible Notes were unsecured senior obligations. Interest was payable on the Convertible Notes, semi-annually in arrears, at a rate of 2.0% per year and the Convertible Notes were scheduled to mature on August 15, 2021. Upon conversion, the Convertible Notes could be settled in Avago ordinary shares, cash or a combination of cash and ordinary shares, at Avago’s option.
During fiscal year 2015, the Purchasers converted all of the Convertible Notes that they held in exchange for cash and Avago ordinary shares. During fiscal years 2015 and 2014, we recognized interest expense of $18 million and $15 million, respectively, related to the coupon interest and accretion of debt discount for the Convertible Notes.
Fair Value of Debt
As of October 30, 2016, the estimated fair values of the 2016 Term Loans and the Senior Notes approximate their carrying values. The fair value of our 2016 Term Loans is determined using inputs based on discounted cash flow models with observable market inputs and takes into consideration variables such as interest rate changes, comparable instruments, and credit-rating changes and, therefore, is classified as Level 2. The fair value of the Senior Notes is classified as Level 2 as we use quoted prices from less active markets.
Future Principal Payments of Debt
The future scheduled principal payments for the outstanding 2016 Term Loans and Senior Notes as of October 30, 2016 were as follows (in millions):

Fiscal Year:
2017	$454
2018	570
2019	646
2020	3,347
2021	2,520
Thereafter	6,270
Total	$13,807
9. Shareholders’ Equity
For the period from November 2, 2015 to January 31, 2016, our shareholders’ equity reflected Avago’s outstanding ordinary shares, all of which were publicly traded on the NASDAQ stock market. As a result of the Broadcom Transaction, our ownership interest changed. Pursuant to the Avago Scheme, Broadcom issued 278 million ordinary shares to holders of Avago ordinary shares and issued 112 million ordinary shares to former BRCM shareholders pursuant to the Broadcom Merger. Consequently, the number of Broadcom ordinary shares outstanding increased from 278 million Avago ordinary shares on January 31, 2016 to 390 million Broadcom ordinary shares on February 1, 2016. Both Avago and BRCM became indirect subsidiaries of Broadcom and the Partnership, and Broadcom is the sole General Partner of the Partnership. As a result, the carrying amount of equity attributable to Broadcom was adjusted to reflect the change in our ownership interest of our subsidiaries. Additionally, Broadcom reflects a noncontrolling interest in its shareholders’ equity, which represents the interest of the holders of the Limited Partners in Partnership, as further discussed below.
In connection with the Broadcom Merger, Broadcom also issued 23 million non-economic voting preference shares, or the Special Voting Shares, which is equal to the number of issued Partnership REUs. The Special Voting Shares were issued to a voting trustee pursuant to a voting trust agreement dated February 1, 2016, among Broadcom, the Partnership and the voting trustee, or the Voting Trust Agreement.
Noncontrolling Interest
Noncontrolling interest represents equity interests in consolidated subsidiaries that are not attributable to Broadcom. As of October 30, 2016, the Limited Partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of 23 million Partnership REUs, issued to former BRCM shareholders pursuant to the Broadcom Merger.
Pursuant to the terms of the Partnership Agreement, each Partnership REU is entitled to distributions from the Partnership in an amount equal to any dividends or distributions that Broadcom declares and pays with respect to Broadcom ordinary shares. In addition, each holder of a Partnership REU is entitled to vote with respect to matters on which holders of Broadcom ordinary shares are entitled to vote by directing the voting trustee to vote one Special Voting Share for each Partnership REU they hold, pursuant to the Voting Trust Agreement. After the first anniversary of the Acquisition Date, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, a Limited Partner will have the right to require the Partnership to repurchase some or all of the Limited Partner’s Partnership REUs in consideration for, as determined by Broadcom in its sole discretion, either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each Partnership REU submitted for repurchase.
Broadcom adjusts the net income (loss) in our consolidated statements of operations to exclude the noncontrolling interest’s proportionate share of the results. In addition, Broadcom presents the proportionate share of equity attributable to the noncontrolling interest as a separate component of shareholders’ equity within our consolidated balance sheet and statement of shareholders’ equity.
Conversion of Convertible Notes
During fiscal year 2015, the Convertible Notes were converted in full and the resulting conversion obligation was settled by a combination of $1 billion in cash and the issuance of 13.8 million of Avago ordinary shares.

Share Repurchase Program
On April 10, 2013, the Board authorized us to repurchase up to 20 million of our ordinary shares, or the 2013 share repurchase program. This program replaced the expired 2012 share repurchase program. The 2013 share repurchase program expired on April 8, 2014. Share repurchases under the program were made in the open market. All repurchased shares were immediately retired. Under our 2013 share repurchase program, we repurchased 0.3 million shares for $12 million at a weighted-average purchase price per share of $43.50 during fiscal year 2014.
At our 2014 annual general meeting of shareholders, or AGM, on April 9, 2014, shareholders approved our 2014 share purchase mandate, pursuant to which we were authorized, upon the approval of the Board, to repurchase up to approximately 25 million of our ordinary shares in open market transactions or pursuant to equal access schemes. The 2014 share purchase mandate expired on April 8, 2015. The Board did not approve any repurchases of our ordinary shares pursuant to the 2014 share purchase mandate.
At our 2015 AGM on April 8, 2015, shareholders approved our 2015 share purchase mandate, pursuant to which we were authorized, upon the approval of the Board, to repurchase up to approximately 26 million of our ordinary shares in open market transactions or pursuant to equal access schemes. The 2015 share purchase mandate expired on April 6, 2016. The Board did not approve any repurchases of our ordinary shares pursuant to the 2015 share purchase mandate.
Dividends
Broadcom paid aggregate cash dividends of $1.94, $1.55 and $1.13 per ordinary share, or $716 million, $408 million and $284 million, during fiscal years 2016, 2015 and 2014, respectively.
Equity Incentive Award Plans
Share-based incentive awards are provided to employees, directors and other persons who provide services to the Partnership or our subsidiaries under the terms of various Broadcom equity incentive plans.
Effective December 1, 2005, Broadcom adopted two equity-based compensation plans, the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries, or the Executive Plan, and the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries, or the Senior Management Plan, together with the Executive Plan, referred to as the Pre-IPO Equity Incentive Plans, which authorized the grant of options and share purchase rights covering up to 30 million ordinary shares. Since our IPO in August 2009, we are no longer permitted to make any further grants under the Pre-IPO Equity Incentive Plans.
Options issued under the Executive Plan generally vest at a rate of 20% per year based on the passage of time, and the passage of time and attaining certain performance criteria, in each case subject to continued employment. Those options subject to vesting based on the passage of time may accelerate by one year upon certain terminations of employment. Options issued under the Senior Management Plan, generally vested at a rate of 20% per year based on the passage of time and continued employment.
Options issued under the Pre-IPO Equity Incentive Plans generally expire ten years following the date of grant unless granted to a non-employee, in which case the awards generally expire five years following the date of grant. All options awarded under these plans were granted with an exercise price equal to the fair market value on the date of grant.
In July 2009, our Board adopted, and our shareholders approved, the Avago Technologies Limited 2009 Equity Incentive Award Plan, or the 2009 Plan, to authorize the grant of options, share appreciation rights, RSUs, dividend equivalents, performance awards, and other share-based awards. A total of 20 million ordinary shares were initially reserved for issuance under the 2009 Plan, subject to annual increases starting in fiscal year 2012. The amount of the annual increase is equal to the least of (a) 6 million shares, (b) 3% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of ordinary shares as determined by our Board. However, no more than 90 million ordinary shares may be issued upon the exercise of equity awards issued under the 2009 Plan. The 2009 Plan became effective on July 27, 2009. Options issued to employees under the 2009 Plan prior to March 2011 generally expire ten years following the date of grant. Since March 2011, options issued to employees under the 2009 Plan generally expire seven years after the date of grant. Options awarded to non-employees under this plan generally expire after five years. Options issued to employees under the 2009 Plan generally vest over a four-year period from the date of grant and are granted with an exercise price equal to the fair market value on the date of grant. Any share options cancelled or forfeited under the Pre-IPO Equity Incentive Plans after July 27, 2009 become available for issuance under the 2009 Plan. We also grant RSUs as part of our equity compensation programs under the 2009 Plan. An RSU is an equity award that is granted with an exercise price equal to zero and which represents the right to receive one of our ordinary shares immediately upon vesting. RSU awards granted to employees are generally time-based and vest over four years.
In connection with the LSI acquisition, we assumed the LSI 2003 Equity Incentive Plan, or the 2003 Plan, and outstanding unvested stock options and RSUs originally granted by LSI under the 2003 Plan that were held by continuing employees. At the time of the acquisition, these awards were converted to Avago share options and RSUs, with adjustments made to the exercise price of stock options and the number of shares subject to stock options and RSU awards so that the intrinsic value of each award was approximately the same immediately before and immediately after the adjustment. These unvested options and RSUs will vest in accordance with their original terms, generally vesting in equal annual installments over a four-year period from the original grant date and expire seven years after the grant date. Under the 2003 Plan, we may grant to former employees of LSI and other employees who were not employees of Avago at the time of the acquisition restricted stock awards, RSUs, share options and share appreciation rights with an exercise price that is no less than the fair market value on the date of grant. No participant may be granted share options covering more than four million shares or more than an aggregate of one million shares of restricted stock and RSUs in any fiscal year. Equity awards granted under the 2003 Plan following the LSI acquisition are expected to be on similar terms and consistent with similar grants made pursuant to the 2009 Plan.
In connection with the Broadcom Merger, we assumed the BRCM 2012 Stock Incentive Plan, or the 2012 Plan, and outstanding unvested RSUs originally granted by BRCM under the 2012 Plan that were held by continuing employees. At the time of the acquisition, these awards were converted to Broadcom RSUs, with adjustments made to the number of shares subject to RSU awards so that the intrinsic value of each award was approximately the same immediately before and immediately after the adjustment. These unvested RSUs will vest in accordance with their original terms, generally vesting in equal quarterly installments over a four-year period from the original grant date. Under the 2012 Plan, we may grant to former employees of BRCM and other employees who were not employees of Avago at the time of the acquisition restricted stock awards, RSUs, share options and share appreciation rights with an exercise price that is no less than the fair market value on the date of grant. No participant may be granted share options, restricted stock or RSUs, covering more than an aggregate of nine million shares in any fiscal year. Equity awards granted under the 2012 Plan following the Broadcom Merger are expected to be on similar terms and consistent with similar grants made pursuant to the 2009 Plan.
The ESPP provides eligible employees with the opportunity to acquire an ownership interest in us through periodic payroll deductions, based on a 6-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of Employee Retirement Income Security Act of 1974. The ESPP will terminate on July 27, 2019 unless sooner terminated.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees and directors for the periods presented (in millions):

	Fiscal Year
	2016	2015	2014
Cost of products sold	$48	$26	$18
Research and development	430	107	57
Selling, general and administrative	186	99	78
Total share-based compensation expense (a)	$664	$232	$153
_________________________________

a)
Does not include $15 million of share-based compensation related to discontinued operations recognized during fiscal year 2016, which was included in loss from discontinued operations in our consolidated statements of operations.

In connection with the Broadcom Merger, we assumed RSUs originally granted by BRCM. Share-based compensation expense reported in continuing operations in fiscal year 2016 included $222 million related to the assumed BRCM RSUs.
Based on our historical experience of pre-vesting option cancellations, we assumed an annualized forfeiture rate for our options of 5% in each of fiscal years 2015 and 2014. We no longer assume forfeiture for options as all options are vesting on a monthly basis from fiscal year 2016. We have assumed an annualized forfeiture rate for RSUs of 5%, 3% and 2% for fiscal years 2016, 2015 and 2014, respectively. We will recognize additional expense if actual forfeitures are lower than we estimated, and will recognize a benefit if actual forfeitures are higher than we estimated.
The income tax benefits for share-based compensation expense were $89 million, $130 million and $42 million for fiscal years 2016, 2015 and 2014, respectively.
We estimate the fair value of time-based RSUs using the closing market price of our ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on our ordinary shares prior to vesting. We estimate the fair value of market-based awards on the date of grant using the Monte Carlo simulation technique. We estimate the grant-date fair value of time-based options and employee share purchase plan rights using the Black-Scholes valuation model. The following tables summarize the weighted-average assumptions utilized to calculate the fair value of market-based awards and time-based options granted in the periods presented:

	Market-Based Awards
	Fiscal Year
	2016	2015	2014
Risk-free interest rate	1.2%	1.4%	2.3%
Dividend yield	1.3%	1.2%	1.7%
Volatility	35.0%	36.3%	45.0%
Expected term (in years)	3.8	4.4	7.0

	Time-Based Options
	Fiscal Year
	2016	2015	2014
Risk-free interest rate	n/a	1.3%	0.5% - 1.3%
Dividend yield	n/a	1.4%	1.7%
Volatility	n/a	35.0%	35.0%
Expected term (in years)	n/a	4.0	1.9 - 4.3
The risk-free interest rate was derived from the average U.S. Treasury Strips rate during the period, which approximated the rate in effect at the time of grant.
The dividend yield was based on the historical and expected dividend payouts as of the respective award grant dates.
The expected volatility was based on Broadcom's own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from its own traded ordinary shares with a term of 180 days measured at a specific date.
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
The expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options was calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term.
Based on the above assumptions, the weighted-average fair value of time and market-based options granted under our equity incentive award plans for fiscal years 2015 and 2014 was $25.30 and $18.51 per share, respectively.

Restricted Stock Unit Awards
A summary of RSU activity related to Broadcom’s equity incentive award plans is as follows (in millions, except years and per share amounts):

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Grant Date Fair Value
Balance as of November 3, 2013	2	$34.38
Assumed in LSI acquisition	3	$35.22
Granted	1	$64.92
Vested	(1)	$32.87		$22
Forfeited	(1)	$19.42
Balance as of November 2, 2014	4	$48.82
Granted	3	$119.30
Vested	(1)	$57.29		$82
Forfeited	(1)	$79.51
Balance as of November 1, 2015	5	$95.17
Assumed in Broadcom Merger	6	$135.58
Granted	12	$138.45
Vested	(4)	$114.49		$457
Forfeited	(2)	$130.30
Balance as of October 30, 2016	17	$130.71	1.65
The total unrecognized compensation cost related to unvested time and market-based RSUs as of October 30, 2016 was $1,592 million, which is expected to be recognized over the remaining weighted-average service period of 3.0 years.
Share Option Awards
A summary of share option activity related to Broadcom’s equity incentive award plans is as follows (in millions, except years and per share amounts):

	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Balance as of November 3, 2013	22	$29.81
Assumed in LSI acquisition	1	$40.26
Granted	13	$65.79
Exercised	(5)	$25.03		$204
Cancelled	(2)	$53.02
Balance as of November 2, 2014	29	$44.97
Granted	1	$95.97
Exercised	(7)	$34.40		$571
Cancelled	(2)	$65.32
Balance as of November 1, 2015	21	$47.92
Exercised	(5)	$44.35		$579
Cancelled	(1)	$53.56
Balance as of October 30, 2016	15	$48.77	3.71	$1,769
Fully vested as of October 30, 2016	10	$42.53	3.40	$1,218
Fully vested and expected to vest as of October 30, 2016	15	$48.77	3.71	$1,769
The total unrecognized compensation cost of time and market-based share options granted but not yet vested as of October 30, 2016 was $62 million, which is expected to be recognized over the remaining weighted-average service period of 1.5 years.

Employee Share Purchase Plan
Under the ESPP, employees purchased 0.4 million in fiscal year 2016 and 0.2 million shares in each of fiscal years 2015 and 2014 for $51 million, $15 million and $8 million, respectively. The total unrecognized compensation cost related to the ESPP purchase rights as of October 30, 2016 was $11 million, which is expected to be recognized over the remaining four months of the current offering period under the ESPP.
10. Partners’ Capital
The partners' capital balance as of November 1, 2015 represents, and is equivalent to, the historical shareholders' equity balance of Avago. At the time of executing the Avago Scheme on February 1, 2016, the historical shareholders' equity balance of Avago belonged, and continues to belong, to Broadcom, as sole General Partner of the Partnership.
Pursuant to the terms of the Partnership Agreement, Broadcom, as the holder of the Common Units, is entitled to receive distributions from the Partnership in an amount equal to the aggregate dividends payable by Broadcom to the holders of Broadcom ordinary shares, and the Limited Partners, as holders of the Partnership REUs, are entitled to receive distributions from the Partnership in an amount per unit equal to the dividend payable by Broadcom per ordinary share. Additionally, if Broadcom proposes to redeem, repurchase, or otherwise acquire any Broadcom ordinary shares, the Partnership Agreement requires that the Partnership, immediately prior to such redemption, repurchase or acquisition, make a distribution to Broadcom on the Common Units in an amount sufficient for Broadcom to fund such redemption, repurchase or acquisition, as the case may be.
After the first anniversary of the Acquisition Date, subject to certain additional requirements and potential deferrals as set forth in the Partnership Agreement, a Limited Partner will have the right to require the Partnership to repurchase some or all of the Limited Partner’s Partnership REUs in consideration for, as determined by Broadcom in its sole discretion, either one Broadcom ordinary share or a cash amount as determined under the Partnership Agreement for each Partnership REU submitted for repurchase.
Each Limited Partner is entitled to vote with respect to matters on which holders of Broadcom ordinary shares are entitled to vote by directing the voting trustee to vote one Special Voting Share for each Partnership REU held pursuant to the Voting Trust Agreement.
Share-Based Compensation Expense
Share-based incentive awards are provided to employees, directors and other persons who provide services to our subsidiaries under the terms of various Broadcom equity incentive plans. Refer to Note 9. “Shareholders’ Equity” for further details.
Capital Transactions with General Partner
During fiscal year 2016, the Partnership had capital transactions with the General Partner of $405 million which consist of capital contributions by the General Partner to the Partnership and RSUs originally granted by BRCM that were assumed by Broadcom in connection with the Broadcom Merger.
Distributions
The Partnership paid cash distributions of $594 million to Broadcom, as General Partner, and cash distributions of $1.50 per Partnership REU, or $34 million, to the Limited Partners during fiscal year 2016, in accordance with the Partnership Agreement.
11. Income Taxes
Components of Income (Loss) from Continuing Operations Before Income Taxes
Since we are incorporated in Singapore, domestic income reflects the results of operations based in Singapore. For financial reporting purposes, Income (loss) from continuing operations before income taxes included the following components (in millions):

	Fiscal Year
	2016	2015	2014
Domestic income	$1,365	$1,580	$662
Foreign loss	(2,472)	(113)	(320)
Income (loss) from continuing operations before income taxes	$(1,107)	$1,467	$342

Components of Provision for Income Taxes
We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that qualifying income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a corporate headquarters function and specified intellectual property, or IP, activities in Singapore. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2020 and 2025, subject in certain cases to potential extensions, which we may or may not be able to obtain.
We also have tax holidays on our qualifying income in Malaysia, which are scheduled to expire between 2018 and 2028. The tax incentives that we have negotiated in Malaysia are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits.
The effect of all these tax incentives and tax holidays, in the aggregate, was to reduce the overall provision for income taxes by approximately $169 million, $207 million and $99 million, for fiscal years 2016, 2015 and 2014, respectively, reduce diluted net loss per share by $0.44 for fiscal year 2016 and increase diluted net income per share by $0.74 and $0.37 for fiscal years 2015 and 2014, respectively.
Significant components of the provision for income taxes are as follows (in millions):

	Fiscal Year
	2016	2015	2014
Current tax expense:
Domestic	$59	$59	$14
Foreign	165	237	111
	224	296	125
Deferred tax expense (benefit):
Domestic	9	4	1
Foreign	409	(224)	(93)
	418	(220)	(92)
Total provision for income taxes	$642	$76	$33
The provision for income taxes in fiscal year 2016 increased from fiscal year 2015 primarily due to an increase in tax associated with our undistributed earnings, partially offset by income tax benefits from losses on continuing operations and the recognition of previously unrecognized tax benefits as a result of audit settlements. The provision for income taxes in fiscal year 2015 increased from fiscal year 2014 primarily due to the increase in profit before tax.
Rate Reconciliation
A reconciliation of the statutory tax rate in Singapore to the actual, effective tax rate on income (loss) before income taxes is as follows:

	Fiscal Year
	2016	2015	2014
Statutory tax rate	17.0%	17.0%	17.0%
Foreign income taxed at different rates	(89.7)	1.8	21.1
Tax holidays and concessions	15.3	(14.1)	(29.2)
Other, net	(0.6)	0.2	(0.1)
Valuation allowance	—	0.3	0.8
Actual tax rate on income (loss) before income taxes	(58.0)%	5.2%	9.6%
Summary of Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards.

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheets were as follows (in millions):

	October 30, 2016	November 1, 2015
Deferred income tax assets:
Depreciation and amortization	$15	$2
Inventory	6	8
Trade accounts	6	9
Employee benefits	216	202
Employee share awards	90	58
Net operating loss carryovers and credit carryovers	1,773	288
Other deferred income tax assets	172	49
Gross deferred income tax assets	2,278	616
Less valuation allowance	(1,003)	(147)
Deferred income tax assets	1,275	469
Deferred income tax liabilities:
Depreciation and amortization	263	48
Notes receivable	—	100
Other deferred income tax liabilities	37	—
Foreign earnings not indefinitely reinvested	10,954	6
Deferred income tax liabilities	11,254	154

Net deferred income tax assets (liabilities)	$(9,979)	$315
The above net deferred income tax assets (liabilities) have been reflected on the consolidated balance sheets as follows (in millions):

	October 30, 2016	November 1, 2015
Other current assets	$—	$116
Other current liabilities	—	—
Net current income tax assets	$—	$116

Other long-term assets	$308	$208
Other long-term liabilities	(10,287)	(9)
Net long-term income tax assets (liabilities)	$(9,979)	$199
The increase in the valuation allowance from $147 million in fiscal year 2015 to $1,003 million in fiscal year 2016 is primarily related to the Broadcom Merger and an increase in state deferred tax assets not expected to be realized.
As of October 30, 2016, we had U.S. federal net operating loss carryforwards of $599 million, of which $142 million are related to excess tax deductions related to share-based compensation, U.S. state net operating loss carryforwards of $2,650 million, of which $198 million are related to excess tax deductions related to share-based compensation, and other foreign net operating loss carryforwards of $309 million. U.S. federal and state net operating loss carryforwards, if not utilized, will begin to expire in fiscal year 2017. The other foreign net operating losses expire in various fiscal years beginning 2018. As of October 30, 2016, we had $1,362 million and $1,125 million of U.S. federal and state research and development tax credits, respectively, which if not utilized, will begin to expire in fiscal year 2017.
The U.S. Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards. As of October 30, 2016, we had approximately $457 million and $1,214 million of federal net operating loss and tax credit carryforwards, respectively, in the U.S. subject to an annual limitation. We do not expect these limitations to result in any permanent loss of our tax benefits.

As of October 30, 2016, we had unrecognized federal and state deferred tax assets of approximately $50 million and $12 million, respectively, attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.
In connection with the preliminary allocation of the purchase price for Broadcom Merger, $9,921 million of net deferred tax liabilities were established on the acquired identifiable assets and on the excess of book basis over the tax basis of acquired investments in certain foreign subsidiaries that have not been indefinitely reinvested.
During fiscal year 2016, we determined that we no longer intend to indefinitely reinvest our accumulated and current foreign earnings in our operations outside of Singapore. As a result, we made a provision for taxes on $1,854 million of our undistributed earnings as of November 1, 2015, including projected withholding taxes that would become payable upon the distribution of those earnings, and recognized $93 million of expense in fiscal year 2016 related to the undistributed earnings of foreign operations that were previously considered indefinitely reinvested.
Our total deferred tax liability for the excess of book basis over the tax basis increased to $10,954 million at October 30, 2016. This increase was a component of the provision for income taxes for fiscal year 2016.
Uncertain Tax Positions
Gross unrecognized tax benefits increased by $1,454 million during fiscal year 2016, resulting in gross unrecognized tax benefits of $1,983 million as of October 30, 2016. The increase in gross unrecognized tax benefits was primarily a result of the Broadcom Merger. Uncertain tax positions assumed in connection with our acquisitions are initially estimated as of the Acquisition Date. We continue to reevaluate these items with any adjustments to our preliminary estimates being recognized as goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. During fiscal year 2016, we recognized $49 million of previously unrecognized tax benefits as a result of the audit settlement with taxing authorities, and $8 million as a result of the expiration of the statute of limitations for certain audit periods.
We recognize interest and penalties related to unrecognized tax benefits within provision for income taxes in the accompanying consolidated statements of operations. We recognized approximately $26 million of expense related to interest and penalties in fiscal year 2016. Accrued interest and penalties are included within other long-term liabilities on the consolidated balance sheets. As of October 30, 2016 and November 1, 2015, the combined amount of cumulative accrued interest and penalties was approximately $102 million and $43 million, respectively. The increase in cumulative accrued interest and penalties was primarily a result of the Broadcom Merger.
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows (in millions):

	Fiscal Year
	2016	2015	2014
Beginning of period	$578	$487	$37
Lapse of statute of limitations	(8)	(10)	(14)
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	1,325	94	410
Decreases in balances related to tax positions taken during prior periods	(1)	(40)	(2)
Increases in balances related to tax positions taken during current period	138	47	56
Decreases in balances related to settlement with taxing authorities	(49)	—	—
End of period	$1,983	$578	$487
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of October 30, 2016, approximately $2,085 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate. As of November 1, 2015, approximately $615 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate.
We are subject to Singapore income tax examination for fiscal years 2011 and later. Our acquired companies are subject to tax examinations in major jurisdictions outside Singapore for fiscal years 2010 and later. We believe it is possible that we may recognize up to $8 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations for certain audit periods.

12. Segment Information
Reportable Segments
We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other. These segments align with our principal target markets. The segments represent components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer of Broadcom, who has been identified as the Chief Operating Decision Maker, or the CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Wired Infrastructure. We provide semiconductor solutions for enabling all types of set-top boxes and the digital subscriber line, cable and fiber broadband access markets. We also provide a wide variety of semiconductor solutions which manage the movement of data in data center, telecom, enterprise and Small-and-Medium size Business/Remote-Office-Branch-Office networking applications. We offer a broad set of standard Ethernet switching technology to deliver system-on-chip, or SoCs, for high performance compute applications, we supply high speed Serializer/Deserializer technology integrated into application specific integrated circuits, or ASICs. In addition we provide physical layer devices which are transceivers that enable the reception and transmission of Ethernet data packets over a physical medium such as copper wire or optical fibers. We also supply optical laser and receiver components to the storage, Ethernet networking, access, metro and long-haul telecommunication markets.
Wireless Communications.  We support the wireless communications industry with a broad variety of radio frequency, or RF, semiconductor devices that amplify, as well as selectively filter, RF signals. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications. We also provide connectivity solutions that include discrete and integrated Wi-Fi and Bluetooth solutions, location controllers and touch controllers.
Enterprise Storage.  Our enterprise storage products enable secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as hard disk drives, or HDDs and solid state drives, or SSDs. We provide read channel-based SoCs and preamplifiers to HDD original equipment manufacturers, or OEMs. In addition, we sell preamplifiers, which are used to amplify the initial signal to and from the drive disk heads so the signal can be processed by the read channel. We provide custom flash controllers to SSD OEMs, and Serial attached small computer system interface and Redundant Array of Independent Disks controller and adapter solutions to server and storage system OEMs. We provide Fibre Channel Host Bus Adapters, which connect host computers such as servers to Fibre Channel Storage Area Networks, or FC SANs. FC SANs are networks dedicated to storage traffic and enable simultaneous high speed and secure connections among multiple host computers and multiple storage arrays. We also provide interconnect semiconductors that support the PCIe communication standards.
Industrial & Other.  We provide a broad variety of products for the general industrial and automotive markets. We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation. For industrial motors and robotic motion control, we supply optical encoders, as well as integrated circuits for the controller and decoder functions. For electronic signs and signals, we supply Light Emitting Diode assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays. For industrial networking, we provide faster optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation.
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
Unallocated Expenses
Unallocated expenses include amortization of acquisition-related intangible assets, share-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, including charges related to inventory step-up to fair value, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs also include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.

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
The following tables present our net revenue and operating income (loss) by reportable segment for the periods presented (in millions):

	Fiscal Year
	2016	2015	2014
Net revenue:
Wired infrastructure	$6,582	$1,479	$1,151
Wireless communications	3,724	2,536	1,689
Enterprise storage	2,291	2,180	867
Industrial & other	643	629	562
Total net revenue	$13,240	$6,824	$4,269

Operating income (loss):
Wired infrastructure	$2,664	$478	$287
Wireless communications	1,282	1,202	658
Enterprise storage	995	855	292
Industrial & other	327	310	246
Unallocated expenses	(5,677)	(1,213)	(1,045)
Total operating income (loss)	$(409)	$1,632	$438
The following tables present net revenue and long-lived asset information based on geographic region (in millions). Net revenue is based on the geographic location of the distributors, original equipment manufacturers or contract manufacturers who purchased our products, which may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and are based on the physical location of the assets.

	Fiscal Year
	2016	2015	2014
Net revenue:
China	$7,184	$3,675	$2,106
United States	1,124	755	486
Singapore	250	208	161
Other	4,682	2,186	1,516
	$13,240	$6,824	$4,269

	October 30, 2016	November 1, 2015
Long-lived assets:
United States	$1,917	$1,116
Malaysia	153	123
Singapore	78	42
Other	361	179
	$2,509	$1,460
Significant Customer Information
We sell our products primarily through our direct sales force, distributors and manufacturers’ representatives. One direct customer accounted for 18% and 33% of our net accounts receivable balance at October 30, 2016 and November 1, 2015, respectively. During fiscal years 2016 and 2015, one direct customer represented 14% and 24% of our net revenue, respectively. The majority of the revenue from this customer was included in our wired infrastructure and wireless communications segments for fiscal year 2016 and the wireless communications segment for fiscal year 2015.
13. Related Party Transactions
2.0% Convertible Senior Notes
In May 2014, Avago completed a private placement of $1 billion in aggregate principal amount of the Convertible Notes to the Purchasers. Kenneth Hao, a director of Broadcom, is a Managing Partner and Managing Director of Silver Lake Partners. In June 2015, the Purchasers submitted conversion notices exercising their right to convert all of the outstanding Convertible Notes in exchange for $1 billion in cash and 13.8 million Avago ordinary shares. See Note 8. "Borrowings" for more information on the conversion of the Convertible Notes.
Silicon Manufacturing Partners Pte. Ltd.
As a result of the acquisition of LSI, we acquired a 51% equity interest in Silicon Manufacturing Partners Pte. Ltd., or SMP, a joint venture with GlobalFoundries. We have a take-or-pay agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and GlobalFoundries has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by us and GlobalFoundries. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GlobalFoundries is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency. We purchased $41 million, $60 million and $30 million of inventory from SMP for fiscal years 2016, 2015 and 2014, respectively. As of October 30, 2016, the amount payable to SMP was $4 million.
During fiscal years 2016, 2015 or 2014, in the ordinary course of business, we purchased from, or sold to, several entities, for which one of our directors also serves or served as a director or entities that are otherwise affiliated with one of our directors.
The following tables summarize the transactions with these parties, including SMP and the Purchasers, for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Year
	2016	2015	2014
Total net revenue	$335	$183	$78
Total costs and expenses including inventory purchases	$81	$80	$42

	October 30, 2016	November 1, 2015
Total receivables	$15	$7
Total payables	$7	$4
14. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of October 30, 2016 (in millions):

		Fiscal Year
	Total	2017	2018	2019	2020	2021	Thereafter
Debt principal, interest and fees	$15,828	$850	$965	$1,019	$3,684	$2,757	$6,553
Purchase commitments	1,508	1,455	53	—	—	—	—
Other contractual commitments	390	152	106	79	49	4	—
Operating lease obligations	446	144	116	69	43	18	56
Pension plan contributions	37	37	—	—	—	—	—
Total	$18,209	$2,638	$1,240	$1,167	$3,776	$2,779	$6,609
Debt Principal, Interest and Fees. Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2016 Credit Agreement and the Senior Notes.
Purchase Commitments. Represents unconditional purchase obligations that include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Cancellation for outstanding purchase orders for capital expenditures in connection with internal fabrication facility expansion and construction of our new campuses is generally allowed but requires payment of all costs incurred through the date of cancellation and, therefore, cancelable purchase orders for these capital expenditures are included in the table above.
Other Contractual Commitments. Represents amounts payable pursuant to agreements related to IT, human resources, financial infrastructure outsourcing services and other service agreements.
Operating Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable operating leases. Rent expense was $229 million, $77 million and $42 million for fiscal years 2016, 2015 and 2014, respectively.
Pension Plan Contributions. Represents our planned minimum contributions to our pension plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for fiscal year 2018 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for fiscal year 2018 and beyond in the above table.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at October 30, 2016, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $893 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our consolidated balance sheet as of October 30, 2016 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of October 30, 2016 and November 1, 2015, we had outstanding obligations relating to standby letters of credit of $12 million and $9 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.
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
Lawsuits Relating to the Brocade Merger
On December 13, 2016, December 15, 2016, and December 21, 2016, four putative class action complaints were filed in the United States District Court for the Northern District of California, entitled Steinberg v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7081-EMC, Gross v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7173-EJD, Jha v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7270-HRL, and Bragan v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-JSD, respectively. The Steinberg and Bragan complaints name as defendants Brocade, the members of Brocade’s board of directors, Broadcom Limited, BRCM, and Merger Sub. The Gross and Jha complaints name as defendants Brocade and the members of Brocade’s board of directors. All of the complaints assert claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaints allege, among other things, that the board of directors of Brocade failed to provide material information and/or omitted material information from the Preliminary Proxy Statement filed with the SEC on December 6, 2016 by Brocade. The complaints seek to enjoin the closing of the transaction between Brocade and Broadcom, as well as certain other equitable and declaratory relief and attorneys’ fees and costs.

Lawsuits Relating to Tessera, Inc.
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., or Tessera, and Invensas Corp., or Invensas or collectively, the Complainants, filed a complaint to institute an investigation with the U.S. International Trade Commission, or the U.S. ITC. The Complainants allege infringement by Broadcom, BRCM, Avago and Avago Technologies U.S. Inc., or Avago U.S. or collectively, the Respondents, of three patents relating to semiconductor packaging and semiconductor manufacturing technology. The downstream respondents, which are customers of the Respondents, are Arista Networks, Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Ltd., Pace Americas, LLC, Pace USA, LLC, ASUSteK Computer Inc., ASUS Computer International, Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC, or collectively, the Downstream Respondents. On July 20, 2016, the U.S. ITC instituted the investigation, or the ITC Investigation. Complainants seek the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation and (2) a permanent cease and desist order prohibiting the Respondents and Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation.
On May 23, 2016, Tessera and Invensas filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00379, alleging infringement of the three patents subject to the ITC Investigation. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs. This case is stayed pending resolutions of the ITC Investigation.
On May 23, 2016, Tessera and Tessera Advanced Technologies, Inc. filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00380, alleging infringement of four patents relating to semiconductor packaging and circuit technologies. On June 19, 2016, the complaint was amended to add three more patents relating to semiconductor packaging technologies for a total of seven patents in this matter. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On May 23, 2016, Invensas filed a Writ of Summons against Broadcom, BRCM, Broadcom Netherlands B.V. and Broadcom Communications Netherlands B.V. in the Hague District Court in the Netherlands, Case No. L1422381, alleging infringement of a single European patent that is a foreign counterpart to one of the patents subject to the ITC Investigation, or the European Patent. The named defendants also include distributors EBV Elektronik GmbH, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. The requested relief includes a cease-and-desist order and damages in an unspecified amount.
On May 23, 2016, Invensas also filed a complaint against each of (i) Broadcom Germany GmbH and its German distributors, Case No. 7 O 97/16, and (ii) Broadcom and BRCM, Case No. 7 O 98/16, in the Mannheim District Court in Germany, alleging infringement of the European Patent. The required relief includes damages in an unspecified amount and an injunction preventing the sale of the accused products.
On November 7, 2016, Invensas filed a complaint against Avago, Avago U.S., Emulex, LSI and PLX in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01033, alleging infringement of two of the patents subject to the ITC Investigation. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On November 7, 2016, Tessera and Invensas filed a complaint against Avago, Avago U.S., and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01034, alleging infringement of two patents relating to semiconductor packaging technology. The complaint seeks compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
We intend to vigorously defend these actions.
Lawsuits Relating to the Acquisition of BRCM
Since the announcement of the Broadcom Transaction, 11 putative class action complaints have been filed by and purportedly on behalf of alleged BRCM shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, or the U.S. District Court, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15,

2015, or the Federal Actions. On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015 (together with Jew v. Broadcom Corp., et al., the State Actions). The Federal Actions and State Actions name as defendants, among other parties, BRCM, members of BRCM’s board of directors and Avago, and allege, among other things, breaches of fiduciary duties and aiding and abetting those alleged breaches. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 14-a9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 18, 2015, the U.S. District Court consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions.
On October 28, 2015, BRCM supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, BRCM shareholders voted to approve the Broadcom Transaction.
On November 16, 2015, the U.S. District Court appointed lead plaintiffs and lead counsel in the Federal Actions.
On January 15, 2016, lead plaintiffs in the Federal Actions filed a Second Amended Consolidated Class Action Complaint, or the Federal Consolidated Complaint, which names as defendants, among other parties, members of BRCM’s board of directors and Avago, and alleges breaches of fiduciary duties and aiding and abetting those alleged breaches, as well as violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14-a9.
On February 1, 2016, we completed the acquisition of BRCM.
On September 23, 2016, the parties entered into a Stipulation and Agreement of Compromise and Settlement, or the Stipulation, which has been filed with the U.S. District Court. Pursuant to the Stipulation, BRCM agreed to confirm certain facts concerning the Broadcom Transaction. Additionally, defendants agreed to pay or cause to be paid attorneys’ fees and expenses as may be awarded by the U.S. District Court to plaintiffs’ counsel for their efforts in prosecuting the litigation, as well as the costs of administering the settlement. The Stipulation provides that the settlement is subject to certain conditions, including final approval of the settlement and final certification of a settlement class by the U.S. District Court. The Stipulation includes a release of all claims against defendants relating to or arising from the litigation. On December 2, 2016, the U.S. District Court granted preliminary approval of the settlement. A hearing for final approval is scheduled for February 27, 2017.
There can be no assurance that the conditions for the settlement will be satisfied and, therefore, that the settlement will be consummated on the terms set forth in the Stipulation. Accordingly, the possible loss, if any, related to these matters, including any attorneys’ fees and expenses awarded to the plaintiffs’ counsel, is uncertain and cannot be reasonably estimated at this time. We believe that the claims in the litigation, including the Federal Consolidated Complaint, are without merit and that no misconduct or damages occurred, and if the settlement does not receive final approval, the Company intends to defend against them vigorously. Defendants are entering into the settlement to eliminate the burden, distraction, and expense of further litigation.
Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware against Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints alleged, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 2015, by and among AT Wireless, Merger Sub and Emulex, or the Merger Agreement, and that AT Wireless and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, either to enjoin the transaction or to rescind it following its completion, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On May 5, 2015, we completed our acquisition of Emulex. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a putative class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief.
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
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Pluto Merger Sub, Inc., the acquisition subsidiary, aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s Solicitation/Recommendation statement on Schedule 14D-9, as filed with the SEC, contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The plaintiffs seek, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the court granted motions to dismiss filed by AT Wireless, the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by several other PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
On August 17, 2016, the five remaining PLX director-defendants and Deutsche Bank Securities entered into a stipulation of partial settlement to resolve claims against all of the former PLX directors and Deutsche Bank Securities asserted in the Delaware class action. The partial settlement also provides for a release of all potential claims against AT Wireless, Pluto Merger Sub, Avago and PLX. Defendant Potomac Capital Partners II, L.P. is not a party to the settlement. This partial settlement is subject to court approval following notice to the putative class of PLX shareholders. A hearing on the settlement was held on November 17, 2016, and the matter was taken under submission.
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
During the periods presented, no material amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to loss contingencies associated with any legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.
Warranty
We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of the products requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated.
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
15. Restructuring, Impairment and Disposal Charges
Restructuring Charges
During fiscal years 2016, 2015 and 2014, we initiated a series of restructuring activities intended to realign our operations to improve overall efficiency and effectiveness. The following is a summary of significant restructuring expense recognized in continuing operations, primarily operating expenses, for the periods specified below:

•
In connection with the Broadcom Merger, we began the implementation of cost reduction activities, including the expected elimination of a total of approximately 3,100 positions from our workforce across all business and functional areas on a global basis. During fiscal year 2016, we recognized $418 million and $29 million of employee termination costs and lease exits costs, respectively, primarily associated with the Broadcom Merger. As of October 30, 2016 approximately 1,900 positions were eliminated. We expect to substantially complete the restructuring activities related to the Broadcom Merger in fiscal year 2017, and expect to incur additional costs in fiscal year 2017 primarily for termination benefits for employees on long-term transition plans.

•
In fiscal year 2015, we recognized $34 million and $11 million of employee termination costs and lease and other exit costs, respectively, for restructuring activities in connection with the Emulex acquisition.

•
In fiscal years 2015 and 2014, we recognized $26 million and $120 million, respectively, of employee termination costs and $6 million and $17 million, respectively, of lease and other exit costs for restructuring activities in connection with the acquisition of LSI.

•	In fiscal year 2014, we recognized $13 million and $3 million of employee termination costs and lease exit costs, respectively, in connection with the closure of a fabrication facility.

The following table summarizes the significant activities within, and components of, the restructuring liabilities related to continuing and discontinued operations during fiscal years 2016, 2015 and 2014 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of November 3, 2013	$—	$—	$—
Liabilities assumed in LSI acquisition	5	4	9
Restructuring charges (a)	150	22	172
Utilization	(121)	(20)	(141)
Balance as of November 2, 2014	34	6	40
Restructuring charges (a)	65	30	95
Utilization	(86)	(23)	(109)
Balance as of November 1, 2015	13	13	26
Liabilities assumed in the Broadcom Merger	2	13	15
Restructuring charges (a)	445	37	482
Utilization	(344)	(28)	(372)
Balance as of October 30, 2016 (b)	$116	$35	$151
_________________________________

(a)
Includes $35 million, $12 million and $10 million of restructuring expense related to discontinued operations recognized during fiscal years 2016, 2015 and 2014, respectively, which was included in income (loss) from discontinued operations in our consolidated statements of operations.

(b)
The majority of the employee termination costs balance is expected to be paid by the second quarter of fiscal year 2017. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2021.

Impairment and Disposal Charges
During fiscal year 2016, we recorded $417 million of impairment charges in our wireless communications segment and wired infrastructure segment for IPR&D projects which were abandoned as a result of integration of BRCM. In addition, we recorded impairment charges of $173 million primarily for property, plant and equipment acquired through the Broadcom Merger.
During fiscal year 2015, we realigned certain product groups within our wired infrastructure segment and agreed to sell certain fiber optics subsystem assets to a third party, resulting in a $61 million loss to write these assets down to fair value less costs to sell. During fiscal year 2016, we recorded a $16 million loss on disposal of these assets.
16. Subsequent Events
Cash Dividends/Distribution Declared
On December 6, 2016, Broadcom’s Board of Directors declared an interim cash dividend of $1.02 per Broadcom ordinary share, payable on December 30, 2016 to shareholders of record at the close of business (Eastern Time) on December 16, 2016, or the Broadcom Dividend.
As a result of the Broadcom Dividend, and pursuant to the Partnership Agreement, the Partnership will pay a cash distribution in an amount equal to the aggregate amount of the Broadcom Dividend to Broadcom, as General Partner, and a $1.02 distribution per Partnership REU, payable on December 30, 2016, to Limited Partners of record at the close of business (Eastern Time) on December 16, 2016.

Supplementary Financial Data — Quarterly Data (Unaudited)

	Fiscal Quarter Ended
	October 30, 2016 (1)(2)	July 31, 2016 (1)(3)	May 1, 2016 (1)(4)	January 31, 2016	November 1, 2015	August 2, 2015 (5)	May 3, 2015	February 1, 2015

	(In millions, except per share data)
Net revenue	$4,136	$3,792	$3,541	$1,771	$1,840	$1,735	$1,614	$1,635
Gross margin	$2,171	$1,782	$1,046	$941	$997	$884	$846	$826
Operating income (loss)	$381	$(264)	$(1,001)	$475	$514	$299	$418	$401

Income (loss) from continuing operations	$(606)	$(303)	$(1,217)	$377	$470	$244	$339	$338
Income (loss) from discontinued operations, net of income taxes	(62)	(12)	(38)	—	(41)	(4)	5	13
Net income (loss)	(668)	(315)	(1,255)	377	429	240	344	351
Net loss attributable to noncontrolling interest	(36)	(17)	(69)	—	—	—	—	—
Net income (loss) attributable to ordinary shares	$(632)	$(298)	$(1,186)	$377	$429	$240	$344	$351

Diluted income (loss) per share attributable to ordinary shares:
Income (loss) per share from continuing operations	$(1.44)	$(0.72)	$(2.93)	$1.30	$1.64	$0.85	$1.19	$1.22
Income (loss) per share from discontinued operations, net of income taxes	(0.15)	(0.03)	(0.09)	—	(0.15)	(0.01)	0.02	0.04
Net income (loss) per share	$(1.59)	$(0.75)	$(3.02)	$1.30	$1.49	$0.84	$1.21	$1.26

Dividends declared and paid per share	$0.51	$0.50	$0.49	$0.44	$0.42	$0.40	$0.38	$0.35
Dividends declared and paid per share-full year	$1.94				$1.55
_________________________________

(1)
Includes the results of BRCM beginning with the fiscal quarter ended May 1, 2016 in connection with the completion of the Broadcom Merger on February 1, 2016. The results of BRCM include amortization of acquisition-related intangible assets of $402 million, $760 million and $749 million for the fiscal quarters ended October 30, 2016, July 31, 2016 and May 1, 2016, respectively.

(2)	Includes restructuring, impairment and disposal charges of $420 million, a purchase accounting effect on inventory charge of $86 million and a loss on debt extinguishment of $49 million.

(3)	Includes restructuring, impairment and disposal charges of $282 million and a purchase accounting effect on inventory charge of $271 million.

(4)	Includes a purchase accounting effect on inventory charge of $828 million, restructuring, impairment and disposal charges of$319 million and a loss on debt extinguishment of $53 million.

(5)	Includes restructuring, impairment and disposal charges of $100 million.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period

	(In millions)
Accounts receivable allowances:
Distributor credit allowance(1)
Fiscal year ended October 30, 2016	$66	$1,216	$(1,030)	$252
Fiscal year ended November 1, 2015	$58	$339	$(331)	$66
Fiscal year ended November 2, 2014	$38	$257	$(237)	$58

Other accounts receivable allowances (2)
Fiscal year ended October 30, 2016	$9	$142	$(111)	$40
Fiscal year ended November 1, 2015	$7	$20	$(18)	$9
Fiscal year ended November 2, 2014	$4	$21	$(18)	$7

Income tax valuation allowance (3)
Fiscal year ended October 30, 2016	$147	$882	$(26)	$1,003
Fiscal year ended November 1, 2015	$120	$28	$(1)	$147
Fiscal year ended November 2, 2014	$17	$103	$—	$120
_______________________________________

(1)	Distributor credit allowance relates to price adjustments and limited stock returns.

(2)	Other accounts receivable allowances primarily include allowance for doubtful accounts and sales returns.

(3)
The change in the fiscal year 2016 valuation allowance was a result of the Broadcom Merger and an increase in state deferred tax assets not expected to be realized. The change in the fiscal year 2015 valuation allowance includes $28 million as a result of an increase in state deferred tax assets not expected to be realized. The change in the fiscal year 2014 valuation allowance includes $94 million as a result of the LSI acquisition that does not impact net income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Broadcom Limited
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of Broadcom’s disclosure controls and procedures as of October 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Broadcom Limited. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of us are being made only in accordance with authorizations of management and directors of us; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of October 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of October 30, 2016, our internal control over financial reporting is effective based on those criteria.
Our evaluation of the effectiveness of our internal control over financial reporting as of October 30, 2016 did not include the internal controls of BRCM. We excluded BRCM from our assessment of internal control over financial reporting as of October 30, 2016 because it was acquired in a business combination in February 2016. BRCM is an indirect subsidiary of us whose total assets represent 9% and total revenues represent 53% of the related consolidated financial statement amounts as of and for the year ended October 30, 2016.
The effectiveness of our internal control over financial reporting, as of October 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Broadcom Cayman L.P.
Evaluation of Disclosure Controls and Procedures.
An evaluation was conducted under the supervision and with the participation of the management of Broadcom, as our General Partner, including the CEO and CFO of Broadcom as authorized representative in its capacity as the General Partner of the Partnership, of the effectiveness of Partnership’s disclosure controls and procedures as of October 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the management of Broadcom, as our General Partner, including its principal executive and principal financial officers, of Broadcom, as appropriate to allow timely decisions regarding required disclosure. Our General Partner, as our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 30, 2016, the management of Broadcom, as our General Partner, including the CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.
The management of our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of us are being made only in accordance with authorizations of management and directors of us; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The management of our General Partner assessed the effectiveness of our internal control over financial reporting as of October 30, 2016. In making this assessment, the management of our General Partner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, the management of our General Partner concluded that, as of October 30, 2016, our internal control over financial reporting is effective based on those criteria.
Our evaluation of the effectiveness of our internal control over financial reporting as of October 30, 2016 did not include the internal controls of BRCM. We excluded BRCM from our assessment of internal control over financial reporting as of October 30, 2016 because it was acquired in a business combination in February 2016. BRCM is a wholly-owned subsidiary of us whose total assets represent 9% and total revenues represent 53% of the related consolidated financial statement amounts as of and for the year ended October 30, 2016.
The effectiveness of our internal control over financial reporting, as of October 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors, executive officers and compliance with Section 16(a) of the Exchange Act, set forth in the sections entitled “Proposal 1 — Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in Broadcom’s definitive Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2016 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
We have adopted a written Code of Ethics and Business Conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions and have posted it in the “Investors Center — Governance” section of our website, which is located at www.broadcom.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our Code of Ethics and Business Conduct by posting such information on our website at the internet address and location above.

ITEM 11.	EXECUTIVE COMPENSATION
The information regarding executive compensation required by this Item 11 set forth in the sections entitled “Director Compensation”, “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation" in Broadcom’s definitive Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2016 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report included in such definitive Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and related shareholder matters required by this Item 12 set forth in the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in Broadcom’s definitive Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2016 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Party Transactions” in Broadcom’s definitive Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2016 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services required by this Item 14 set forth in the proposal relating to the re-appointment of our independent registered public accounting firm in Broadcom’s definitive Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2016 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedules
The financial statement schedule required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K.
Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.
3. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM LIMITED

By:	/s/ Hock E. Tan
	Name:	Hock E. Tan
	Title:	President and Chief Executive Officer

Date: December 23, 2016

BROADCOM CAYMAN L.P.,
by its General Partner, Broadcom Limited
By:	/s/ Hock E. Tan
	Name:	Hock E. Tan
	Title:	President and Chief Executive Officer

Date: December 23, 2016
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Hock E. Tan, Thomas H. Krause, Jr., Patricia H. McCall and Kirsten M. Spears, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2016
Hock E. Tan

/s/ Thomas H. Krause, Jr.	Chief Financial Officer (Principal Financial Officer)	December 23, 2016
Thomas H. Krause, Jr.

/s/ Kirsten M. Spears	Principal Accounting Officer	December 23, 2016
Kirsten M. Spears

/s/ James Diller Sr.	Chairman of the Board of Directors	December 23, 2016
James Diller Sr.

/s/ Lewis C. Eggebrecht	Director	December 23, 2016
Lewis C. Eggebrecht

/s/ Kenneth Y. Hao	Director	December 23, 2016
Kenneth Y. Hao

/s/ Eddy W. Hartenstein	Director	December 23, 2016
Eddy W. Hartenstein

/s/ Check Kian Low	Director	December 23, 2016
Check Kian Low

/s/ Donald Macleod	Director	December 23, 2016
Donald Macleod

/s/ Peter J. Marks	Director	December 23, 2016
Peter J. Marks

/s/ Justine Page	Director	December 23, 2016
Justine Page

/s/ Henry Samueli	Director	December 23, 2016
Henry Samueli

EXHIBIT INDEX

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date

2.1#
Agreement and Plan of Merger, dated as of April 10, 2013, by and among CyOptics, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Celsus Acquisition Corp., Avago Technologies Limited, Avago Technologies Finance Pte. Ltd. and Shareholder Representative Services LLC.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	April 11, 2013
2.2#	Agreement and Plan of Merger, dated December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Leopold Merger Sub, Inc.	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428)	December 16, 2013
2.3#
Agreement and Plan of Merger, dated May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited, Safari Cayman L.P., Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc., Buffalo UT Merger Sub, Inc. and Broadcom Corporation.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	July 31, 2015
2.5	Agreement and Plan of Merger, dated November 2, 2016, by and among Brocade Communications Systems, Inc., Broadcom Limited, Broadcom Corporation and Bobcat Merger Sub, Inc.	Broadcom Limited Current Report on Form 8-K/A (Commission File No. 001-37690)	November 2, 2016
3.1	Constitution of Broadcom Limited.	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
3.2	Amended and Restated Exempted Limited Partnership Agreement of Broadcom Cayman L.P. (f/k/a Safari Cayman L.P.), dated February 1, 2016.	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
3.3	Voting Trust Agreement, dated as of February 1, 2016, by and among Broadcom Limited, Broadcom Cayman L.P. and Computershare Trust Company, N.A., as Trustee.	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Broadcom Limited Registration Statement on Form S-3 (Commission File No. 333-209923)	March 4, 2016
4.2	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014
4.3	Registration Rights Agreement, dated as of May 6, 2014, among Avago Technologies Limited, SLP Argo I Ltd. and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.1	Form of Indemnification Agreement (Directors) (effective June 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	June 9, 2016
10.2	Form of Indemnification Agreement (Officers) (effective June 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	June 9, 2016
10.3	Form of Indemnification Agreement (Directors) (effective February 1, 2016).	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
10.4	Form of Indemnification Agreement (Officers) (effective February 1, 2016)	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
10.5	Form of Indemnification Agreement (Directors) (effective prior to February 1, 2016).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.6	Form of Indemnification Agreement (Officers) (effective prior to February 1, 2016).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
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
10.9
Second Incremental Term A Facility Amendment, dated as of August 2, 2016, to the Credit Agreement among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l., Bank of America, N.A., as administrative agent and the lenders party thereto.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	August 3, 2016

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.10
First Amendment, dated as of August 2, 2016, to the Credit Agreement among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l., Bank of America, N.A., as administrative agent and the lenders party thereto.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	August 3, 2016
10.11
Second Amendment, dated as of August 2, 2016, to the Credit Agreement among Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, BC Luxembourg S.à r.l., Bank of America, N.A., as administrative agent and the lenders party thereto.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	August 3, 2016
10.12
Sublease Agreement, dated June 5, 2009, between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010
10.13
Amendments of Sublease Agreement between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago's facility at 1 Yishun Avenue 7 Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 17, 2015
10.14
Amendment No. 3 of Sublease Agreement between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7 Singapore 768923.
		Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.15
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
10.17
Lease No. I/33182P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 2134N of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49500Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.18
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
10.19
Tenancy Agreement, dated October 24, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.20
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
10.21
Subdivision and Use Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.22	Lease Agreement dated as of April 29, 2005 by and between TriQuint Optoelectronics, Inc. and CyOptics, Inc. and related amendments and renewals.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.23	Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	March 31, 2003
10.24	Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 4, 2009
10.25	Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011
10.26*	Lease Agreement dated December 29, 2004 between Irvine Commercial Property Company and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	March 1, 2005
10.27
First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and Broadcom Corporation.
		Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	October 24, 2007

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.28	Fourth Amendment dated November 19, 2007 to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 28, 2008
10.29	Fifth Amendment dated February 26, 2013 to Lease dated December 29, 2004 between The Irvine Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014
10.30	Sixth Amendment dated May 22, 2014 to Lease dated December 29, 2004 between The Irvine Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015
10.31	Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 28, 2008
10.32	First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 4, 2009
10.33
Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation.
		Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011
10.34	Fifth and Sixth Amendment dated April 24, 2011 and August 2, 2011, respectively to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 1, 2012
10.35	Seventh Amendment dated June 28, 2012 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2013
10.36	Eighth Amendment dated February 26, 2013 to Lease Agreement dated October 31, 2007 between The Irvine Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014
10.37	Ninth Amendment dated May 22, 2014 to Lease Agreement dated October 31, 2007 between The Irvine Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015
10.38*	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and Broadcom Corporation.	Broadcom Corporation Current Report on Form 8-K/A (Commission File No. 000-23993)	July 23, 2009

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.39
Sale and Purchase Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

10.40+	Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.41+	Second Amended and Restated Employee Share Purchase Plan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	February 2, 2016
10.42+	Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.43+	Amendment to the Amended and Restatement Equity Incentive Plan for Executives Employees of Avago Technologies Limited and Subsidiaries.			X
10.44+	LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-195741)	May 6, 2014
10.45+	Amendment to the LSI Corporation 2003 Equity Incentive Plan.			X
10.46+	Emulex Corporation 2005 Equity Incentive Plan	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-203858)	May 5, 2015
10.47+	Amendment to the Amended and Restated Emulex Corporation 2005 Equity Incentive Plan.			X
10.48+	Broadcom Corporation 2012 Stock Incentive Plan	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015
10.49+	Amendment to the Broadcom Corporation 2012 Stock Incentive Plan.			X

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.50+	Broadcom Corporation 1998 Stock Incentive Plan, as amended and restated November 11, 2010	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011
10.51+	Amendment to the Broadcom Corporation 1998 Stock Incentive Plan.			X

10.52+	Form of Annual Bonus Plan for Executive Employees.			X
10.53+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.54+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 7, 2013
10.55+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.56+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.57+	Form of Option Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.58+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.59+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.60+	Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program.	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014
10.61+	Amendment to Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program.	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	July 30, 2015
10.62+
Form of Restricted Stock Unit Issuance Agreement for executive officers under the Broadcom Corporation 2012 Stock Incentive Plan (for RSUs governed by the RSU Incentive Award Program (3 year cliff vesting)).
		Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.63+	Form of Award Letter under the Broadcom Corporation Restricted Stock Units Incentive Award Program.	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014
10.64+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.65+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Death or Permanent Disability.	Avago Technologies Limited Current Report on Form 10-Q (Commission File No. 001-34428)	September 10, 2015
10.66+	Severance Benefits Agreement, dated January 23, 2014, between Avago Technologies Limited and Hock E. Tan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.67+	Severance Benefits Agreement, dated October 17, 2017, between Broadcom Limited and Thomas H. Krause, Jr.			X
10.68+	Severance Benefits Agreement, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	June 10, 2015
10.69+	Severance Benefits Agreement, dated January 30, 2014, between Avago Technologies Limited and Bryan Ingram.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.70+	Severance Benefits Agreement, dated January 24, 2014, between Avago Technologies Limited and Patricia H. McCall.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.71+*	Offer of Continuing Employment, dated October 15, 2015, by and between Avago Technologies Limited and Bryan T. Ingram.	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-34428)	December 17, 2015
10.72+	Continuing Employment Offer Letter, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 10, 2015
10.73+	Offer of Continuing Employment, dated February 2, 2016, by and between Broadcom Limited and Henry Samueli.	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.74+	Performance Share Unit Award Agreement, dated June 15, 2016, between Broadcom Limited and Hock E. Tan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	June 16, 2016
10.75+	Separation Agreement, dated October 14, 2016, by and between Broadcom Limited and Anthony E. Maslowski.			X
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
31.1	Certification of Principal Executive Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Limited Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.3
Certification of Principal Executive Officer of Broadcom Cayman L.P. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.4
Certification of Principal Financial Officer of Broadcom Cayman L.P. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1	Certification of Principal Executive Officer of Broadcom Limited Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Limited Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.3	Certification of Principal Executive Officer of Broadcom Cayman L.P. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.4	Certification of Principal Financial Officer of Broadcom Cayman L.P. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Limited hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.